Form 10-K
period 2020-03-31
MiX Telematics Ltd
filed 2020-07-23
CIK 1576914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-K
—————————
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-36027
MIX TELEMATICS LIMITED
(Exact name of Registrant as specified in its charter)

REPUBLIC OF SOUTH AFRICA    NOT APPLICABLE
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

750 Park of Commerce Blvd
Suite 100, Boca Raton, Florida 33487
(Address of principal executive offices)

1-877-585-1088
(Registrant's telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares (“ADSs”), each representing 25 ordinary shares, no par value	MIXT	New York Stock Exchange
Ordinary Shares, no par value		New York Stock Exchange (for listing purposes only)

Securities registered or to be registered pursuant to Section 12(g) of the Act.
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐Yes ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    ☐Yes ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐Yes ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2019, the last business day of the registrant's most recent completed second fiscal quarter, was approximately $235,086,949.

As of July 10, 2020, 601,018,597 of the registrant's ordinary shares were outstanding, including 404,936,750 ordinary shares represented by American Depository Shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2020 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by MiX Telematics Limited. (the "Company") on May 28, 2020, the Company expected that the filing of this Annual Report on Form 10-K for the year ended March 31, 2020 (the "Report"), originally due on June 15, 2020, would be delayed. The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the recent global outbreak of COVID-19. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees, which included the temporary closures of its offices and having employees work remotely. In addition, employees of the Company’s foreign subsidiaries, including financial reporting staff, were in various states of quarantine and did not all have remote work capabilities. As a result, the Company required additional time to develop and process its financial information as well as prepare the required disclosures related to the impact of COVID-19 for the year ended March 31, 2020.

The Company relied on Release No. 34-88465 issued by the Securities and Exchange Commission on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, to delay the filing of this Annual Report.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding our position to execute on our growth strategy, and our ability to expand our leadership position. These forward-looking statements include, but are not limited to, Company’s beliefs, plans, goals, objectives, expectations, assumptions, estimates, intentions, future performance, other statements that are not historical facts and statements identified by words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” or words of similar meaning. Forward-looking statements also include statements regarding the projected impact of the recent global outbreak of COVID-19 on our business activities, operating results, cash flows and financial position. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in, or suggested by, these forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved.
Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of known and unknown risks and uncertainties, some of which are beyond our control including, without limitation:
•our ability to attract, sell to and retain customers;
•the severity and duration of the COVID-19 pandemic, the pandemic’s economic impact on the geographical locations of our regional service organizations and central service organization, the impact of the pandemic on our customers’ ability to meet their financial obligations, our ability to implement cost containment and business recovery strategies during the pandemic, local and foreign government regulations implemented to combat the pandemic and any future developments on the pandemic;
•our ability to improve our growth strategies successfully, including our ability to increase sales to existing customers;
•our ability to adapt to rapid technological change in our industry;
•competition from industry consolidation;
•loss of key personnel or our failure to attract, train and retain other highly qualified personnel;
•our ability to integrate any businesses we acquire;
•the introduction of new solutions and international expansion;
•our dependence on key suppliers and vendors to manufacture our hardware;
•our dependence on our network of dealers and distributors to sell our solutions;
•businesses may not continue to adopt fleet management solutions;
•our future business and system development, results of operations and financial condition;
•expected changes in our profitability and certain cost or expense items as a percentage of our revenue;
•changes in the practices of insurance companies;
•the impact of laws and regulations relating to the Internet and data privacy;
•our ability to protect our intellectual property and proprietary technologies and address any infringement claims;
•our ability to defend ourselves from litigation or administrative proceedings relating to labor, regulatory, tax or similar issues;
•significant disruption in service on, or security breaches of, our websites or computer systems;
•our dependence on third-party technology;
•fluctuations in the value of the South African Rand;
•economic, social, political, labor and other conditions and developments in South Africa and globally;
•our ability to issue securities and access the capital markets in the future; and
•other risks set forth under “Item 1A. Risk Factors” and in our other filings with the U.S Securities Exchange Commission.

We assume no obligation to update any forward-looking statements contained in this Annual Report and expressly disclaim any obligation to do so, whether as a result of new information, future events or otherwise, except as required by law.

PRESENTATION OF FINANCIAL AND OTHER INFORMATION
The consolidated financial statements contained in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Unless the context requires otherwise, the terms “MiX”, the “Company”, “we”, “our” or “us” refer to MiX Telematics Limited and its consolidated subsidiaries. Unless the context requires otherwise, the “Company” means MiX Telematics Limited.

Our fiscal year ends on March 31 and all references to a fiscal year, refer to the fiscal year ended March 31. References to “U.S. Dollars” and “$” are to United States Dollars.

PART I
ITEM 1. BUSINESS

Overview

We are a leading global provider of fleet and mobile asset management solutions delivered as Software as a Service (“SaaS”). Our solutions deliver a measurable return by enabling our customers to manage, optimize and protect their investments in commercial fleets or personal vehicles. We generate actionable intelligence that enables a wide range of customers, from large enterprise fleets to small fleet operators and consumers, to reduce fuel and other operating costs, improve efficiency, enhance regulatory compliance, promote driver safety, manage risk and mitigate theft. Our solutions mostly rely on our proprietary, highly scalable technology platforms, which allows us to collect, analyze and deliver information based on data from our customers’ vehicles. Using an intuitive, web-based interface, reports or mobile apps, our fleet customers can access large volumes of real-time and historical data, monitor the location and status of their drivers and vehicles and analyze a wide number of key metrics across their fleet operations.

We have a large global presence, with vehicle subscriptions in over 120 countries across six continents. We currently serve a highly diverse customer base, including over 4,700 fleet operators, which represented 71% of our subscription revenue for fiscal year 2020. We target sales of our enterprise fleet management solutions to customers who desire a premium solution, generally for large fleets, which we define as fleets of 50 or more vehicles. Large fleets accounted for over 89% of our fleet subscriptions at March 31, 2020. We believe we have a satisfied customer base and, among our more than 950 large fleet operator customers, we experienced an annual customer retention rate of 96% in fiscal year 2020. In addition, for large fleets with 500 or more vehicles, we experienced an annual customer retention rate in excess of 98% in fiscal year 2020. We have multinational enterprise fleet customer deployments with companies such as Baker Hughes, BP, Chevron, DHL, G4S, Halliburton, LafargeHolcim, Nestlé, PepsiCo, Praxair, Schlumberger, Shell, The Linde Group, Total and Weatherford. We also offer a range of subscription-based fleet and vehicle management solutions to meet the needs and price points of small fleet operators and consumers. Our safety and security features, including driver performance and vehicle monitoring, are important attributes of our solutions for these customers.

We have consistently grown our customer base. As evidence of this growth, subscribers, one of our key operating metrics and a factor influencing our rate of subscription revenue growth, increased at a compound annual growth rate of 12.5% from April 1, 2013 to March 31, 2020, and as of March 31, 2020, we tracked and managed over 818,000 subscribers. As a further indicator of our scale, in fiscal year 2020, we collected data on an average of approximately 193 million trips per month representing as many as 10.1 billion vehicle locations per month. The monthly price charged per subscriber varies among our customers depending on the services and features they require, hardware options, customer size, route to market and geographic location of the customer. Consequently, our rate of subscription revenue growth is influenced by not only the rate of growth in the number of subscribers but also by the evolving mix of our subscriber base.

The worldwide spread of the COVID-19 virus and the various efforts to contain the spread is expected to result in a prolonged slowdown of global economic activity. This is likely to diminish demand for a broad variety of goods and services, including from many of our customers, while also disrupting sales cycles, marketing activities and supply chains for an unknown period of time until the disease is contained. We expect this to have an overall adverse impact on our sales and operations, the size and duration of which will depend on future developments, which are highly uncertain at this stage and cannot be predicted. Conversely, as we service a broad range of clients across diverse industries, some are experiencing an increased demand from their customers. Recognizing the uncertainty of the market, we continue to proactively monitor the impact of the pandemic on all aspects of our business.

Despite the significant reduction in vehicle movements across many industries during the government imposed ‘lockdowns’ across our various geographies, we have continued to provide our full range of solutions and premium service to many of our customers across a number of industries who continued to operate due to them being deemed essential service providers. During this pandemic, our solutions have been integral in helping these businesses enhance the quality of their services by increasing safety, efficiency and enabling optimized use of their fleets.

In addition, a significant portion of our employees worldwide have worked remotely for an extended period of time, and while we have gradually started to re-open facilities with appropriate social distancing and health practices when and as permitted by local governmental authorities, we are allowing most employees to work from home for the foreseeable future until they feel it is safe to return to their workplaces. In many cases this has resulted in improved productivity and focus.

Industry Overview

Challenges Facing Fleet Operators Worldwide

Fleet managers operate in an increasingly competitive and highly regulated global environment. Timely and accurate decision-making enabled by solutions that provide real-time visibility into vehicle location and driver performance is critical to managing a safe, efficient fleet. In some developing areas of the world, ensuring driver and vehicle safety and security is also particularly challenging given high crime rates, which have resulted in automotive insurance mandates and regulatory requirements for vehicle tracking. Consequently, fleet managers and consumers demand solutions that promote driver and passenger safety, mitigate risk, drive operational efficiencies, improve security and reduce automotive insurance costs. The business environment for fleet managers is further complicated by the large number of transportation-related regulatory and compliance requirements worldwide, and the frequency with which rules and regulations change.

Legacy fleet management solutions inadequately address industry needs as many businesses use discrete manual processes, such as spreadsheet and paper-based systems and telephones, to monitor vehicle and driver activity. These approaches are labor intensive, prone to error, do not provide continuous monitoring of fleets, make it difficult to optimize fleet utilization, manage operating costs and generate minimal business intelligence. Additionally, legacy fleet management technology frequently provides limited functionality beyond basic location-based tracking and makes it difficult for fleet operators to fully benefit from the cost savings and efficiency improvements associated with more robust fleet management offerings.

Fleet operators face many significant challenges, which can include:

•Significant operating costs. Fuel costs represent a significant cost for fleet operators. For example, the American Transportation Research Institute estimates that fuel and oil, driver wages and benefits, repair and maintenance and truck insurance premium costs collectively represented approximately 80% of total trucking operational costs per mile in 2018. Certain driving behaviors, such as speeding, harsh acceleration, harsh braking and excessive idling contribute to poor fuel efficiency as well as increased wear and tear and maintenance costs.

•Poor visibility into fleet operations. Fleet operators frequently maintain vehicles across multiple geographic regions and often lack visibility into their fleets and oversight of their drivers. Poor fleet visibility makes it challenging to optimize fleet utilization, vehicle fleet size and miles driven while still meeting core business and customer servicing requirements. Poor driver oversight makes it difficult for operators to validate hours worked or customers visited, incentivize greater efficiency and discourage unproductive, undesirable or dangerous worker behavior.

•Challenges in maintaining regulatory compliance. Internal compliance and reporting is driven by legislative and regulatory requirements, which are often subject to change, from regulatory authorities in nearly every jurisdiction globally. This can be particularly burdensome for fleet operators managing large vehicle fleets in multiple jurisdictions. For example, in the United States, fleet operators can face numerous complex regulatory requirements, including mandatory hours of service compliance and fuel tax reporting and more recently electronic logging devices (“ELD”) legislation that requires truck drivers to log their hours of service electronically.

•Challenges in managing risk. Fleet operators are responsible for hiring, training and identifying risks associated with their drivers. Vehicle crashes are a leading cause of workplace injury and lead to significant costs for fleet operators, including financial liability and increased insurance premiums. Fleet operators need visibility into driving behavior to proactively identify and remediate drivers with poor driving habits.

•Inefficient data management. Fleet operators receive operational information from many disparate sources, including communications from their technicians and customers, paper-based reports, third-party receipts for items such as fuel purchases, vehicle maintenance logs and customer invoices. While simply collecting this unstructured data is burdensome, organizing and analyzing the data to identify trends and other actionable business intelligence can be even more challenging.

Challenges Facing Fleet Operators and Consumers in Developing Markets

In certain developing regions of the world, driver safety and vehicle security are significant concerns given high crime rates and the impact these higher crime rates have on consumers, insurance costs and regulatory requirements. More specifically, fleet operators and consumers often need to address challenges including:

•Managing the impact of crime. Vehicle crime rates in developing regions of the world often far exceed those in the United States and Western Europe, resulting in potentially significant costs for fleet operators and consumers. For example, we estimate that the rate of vehicle theft in South Africa is more than double than that in the United States.

•Reducing insurance costs. In developed and developing regions, insurers often provide incentives for fleet operators and consumers who subscribe to a safety and security mobile asset management solution. Some insurance providers will not insure vehicles that lack a tracking solution, or will make the insurance premium cost prohibitive without one. Furthermore, insurance provider interest in safety and security solutions has increased following the introduction of driver performance monitoring solutions, which can enable innovative usage-based insurance and claims management initiatives.

•Complying with regulatory mandates. The growing introduction of stringent occupational health and safety legislation in developing markets is adding pressure to fleet operators, who need to fulfill their duty of care while also complying with laws regulating driving hours, rest time, fuel taxes, etc.

Industry Trends

There have been substantial advances in the capabilities, reliability and affordability of technologies that can be used to cost-effectively collect and disseminate large amounts of vehicle data and video footage. GPS positioning and advanced on-board systems generate valuable, objective real-time information, which provides the basis for driver and vehicle management solutions. Similarly, significant advances in the performance, reliability and affordability of fixed and wireless networks, computing power and data storage capabilities have supported the rise of cloud computing that enables the delivery of SaaS. These technological advances and market shifts have helped to foster demand for subscription-based fleet and mobile asset management solutions like ours.

While fleet and mobile asset management solutions can offer a wide range of features and benefits, the reasons for adopting these solutions often vary by customer type and geography. In developed regions, including North America and Western Europe, many fleet operators adopt fleet management software solutions in order to obtain greater visibility over their vehicles and mobile workforces, to achieve cost savings through efficiency improvements, including reduced fuel consumption, and to reduce regulatory compliance burdens. In many developing regions, including Eastern Europe, Latin America, Africa, the Middle East and parts of Asia, the security of personnel and asset protection features afforded by vehicle tracking and monitoring, resulting in greater asset visibility and a lower impact of theft, are also important reasons for the adoption of fleet and mobile asset management solutions. In Australia and parts of Africa, Asia, Europe and the Middle East, compliance with health and safety standards and policies are a key reason for adoption of these systems. Recognizing the variety of motivations influencing our existing and potential customers is an important aspect of developing and marketing our solutions.

Global and multinational companies are increasingly looking to consolidate their fleet management systems by moving to providers that have global reach. This is primarily driven by the desire to have a secure centralized view across their fleets and impose set global standards specifically relating to driver management and safety. These companies also recognize the advantages of gathering vast quantities of data to draw new insights into their global fleet operations.

Market Opportunity

We believe that the addressable market for our fleet management solutions is large, growing and under-penetrated. According to a report by ABI Research (“ABI”), there were more than 215 million commercial vehicles registered globally by the end of December 2019. Global fleet management penetration was estimated to be around 16.9%. ABI forecasts that by 2026, the number of registered commercial vehicles will be approximately 304 million.

In addition to the growing market opportunity in commercial fleet vehicles, we believe there is a large and under-penetrated market to provide a tailored set of safety and security solutions to non-commercial passenger vehicles. Worldwide, the pool of motor vehicles is large and growing, particularly in developing markets. We estimate that there are approximately 7.6 million non-commercial passenger vehicles in operation in South Africa, as of January 2020, utilizing vehicle population information available from the National Traffic Information Systems. We believe the potential rate of consumer adoption of mobile asset management solutions is highest in developing regions where vehicle tracking and monitoring features can help to improve driver and passenger safety, reduce the impact of theft by improving stolen vehicle recovery rates and reduce consumer automotive insurance rates.

We believe there is a further opportunity to extend our asset tracking solutions beyond fleets to corporate assets and that there are opportunities outside of South Africa, specifically in developing countries and in areas or locations where there is a high density of vehicles fitted with our fleet management solutions and a need to track corporate assets. To take advantage of this opportunity, in 2017, we launched MiX Tabs, a highly effective asset tracking solution to keep track of valuable assets including generators, light towers, storage tanks and pumps.

Our Solutions

Our subscription-based solutions enable our customers to manage, optimize and protect their investments in their commercial fleets and personal vehicles efficiently. Our highly scalable multi-tenant architecture leverages GPS and other data transmitted from in-vehicle devices, primarily over cellular networks. In fiscal year 2020, we collected data on an average of approximately 193 million trips per month representing as many as 10.1 billion vehicle locations per month.

The key attributes of our solutions include:

•Highly scalable solutions. Our software solutions are built to scale and support geographically distributed fleets of any size. As of March 31, 2020 we provided services to more than 818,000 vehicles under subscription, with customers ranging from small fleet operators and consumers to large enterprise fleets with more than 10,000 assets.

•Robust portfolio of features addressing a full range of customer needs. We believe that we offer one of the broadest ranges of features for fleet and mobile asset management available. For example, for fleet efficiency, we offer vehicle tracking and analysis, fuel consumption and mileage analysis; for regulatory compliance, we offer compliance monitoring, hours of service tracking and fuel tax reporting; for driver improvement, we offer in-vehicle video monitoring and in-cab real-time driver feedback; for risk management, we offer driver scoring and analysis and journey management; and for safety and security, we offer vehicle and asset tracking, crash notifications and vehicle theft recovery.

•Insightful business intelligence and reporting. Our fleet management software is designed to provide our customers with insightful, actionable business intelligence on demand. For example, our premium fleet solution, MiX Fleet Manager, includes data reporting and analysis tools with more than 110 standard reports and the ability for customers to request custom fleet, vehicle and driver reports. We also offer a premium web-based business intelligence engine with enhanced analytics, reporting and data visualization tools for those customers seeking to perform highly granular analyses of large quantities of historical and real-time data and make the data available to customers in the format of their choice.

•Easily accessible, intuitive applications. Our web-based solutions are accessible from fixed and mobile computing devices, and provide vehicle and fleet information, dashboard views and alerts and the ability to generate analytical reports from an office or a remote location. Our customers can choose to access our solution via an intuitive web-based interface or through our custom mobile applications developed for the Android and iOS mobile platforms. Fleet operators can also use our software development kits and application program interfaces to integrate our solution directly with their software systems, such as transportation management software, route planning systems and enterprise resource management software.

•Software-as-a-service powered by a proven, reliable infrastructure. Our use of a multi-tenant SaaS architecture allows us to deliver fleet management applications that are highly functional, flexible and fast while reducing the cost and complexity associated with customer adoption. We support our SaaS delivered solutions with a proven infrastructure of redundant servers and other hardware located in secure third-party data centers. We have continued to maintain overall system uptime of over 99.8%, calculated over a rolling period of 5 years.

Our Offerings

We offer a range of solutions to address the needs of diverse customer segments. Our primary subscription-based offerings are:

•MiX Fleet Manager. MiX Fleet Manager is our premier commercial fleet management solution. It is built on a modern, scalable software platform for managing vehicle fleets of all sizes. Fleet management systems provide a wide variety of complex data pertaining to driver behavior and the location, status and operational activity of vehicles and fleets. MiX Fleet Manager is an interactive, web-based system providing secure access to this complex data in a simple, intuitive manner. MiX Fleet Manager gives users live and historical views of driver and vehicle performance information, including vehicle tracking and status information as well as alerts and notifications. Together with our integrated MiX Insight Reports, the solution provides fleet managers with actionable business intelligence in the form of reports and fleet analytics. In fiscal year 2020, we developed new support for third-party hardware in our core MiX Fleet Manager platform allowing access to new markets and customer segments. Customers can also subscribe to premium subscription-based applications supported on MiX Fleet Manager, such as:

◦MiX Insight Agility, an extension to the MiX Insight Reports suite that allows for dynamic data interaction in Microsoft Excel. Unlike static reports, users have the power to create and shape customized reports in the format they prefer.

◦MyMiX, an innovative driver engagement platform that provides professional drivers with easy 24-hour access, via the web or a mobile device, to key information about their performance. Driver scoring, a module available on MyMiX, boasts a sleek, engaging and user-friendly interface accessible from iOS or Android mobile devices. In fiscal year 2020, we implemented major software updates for the MyMiX mobile app.

◦MiX Vision, an on-road and in-vehicle video recording solution, that allows fleet managers to record video footage related to driving behavior and events. We believe MiX Vision addresses an important market need for in-vehicle surveillance, and MiX Vision is fully integrated with our premium fleet management solutions to enable event-driven or time based video recording and supports two additional external cameras. Major software updates were deployed to MiX Vision in fiscal year 2020.

◦MiX Rovi, an in-vehicle display and communications system allowing fleet operators to streamline their fleet operations through improved communication between drivers and their back offices. Customized data inputs are configured in MiX Fleet Manager and can be updated locally or remotely via the Internet. For example, a fleet operator of delivery vehicles can set custom data inputs for information relating to deliveries, such as quantities delivered and collected, times of arrival and departure or time spent at unscheduled stops. MiX Rovi is electronic logging devices legislation (“ELD”) compliant. In fiscal year 2020, further software updates for the MiX Rovi in-cab display was carried out.

◦MiX RIBAS, an in-cab driving aid that helps drivers improve their driving style. Using an unobtrusive system of symbols with red, amber and green status lights accompanied by audible warning tones, drivers receive feedback on their driving style in real-time, enabling customers to manage improvements in driver and vehicle performance and reductions in fuel consumption and accident rates.

◦MiX Hours of Service (“Hours of Service”), allows for the real-time monitoring and compliance of legislated or regulated hours of work for the United States, Canada and Europe. Mandated ELD legislation in the United States requires truck drivers to log their hours of service electronically. European customers can also use our optional “MiX 3D” service to download and archive digital tachograph data as required by European law. This add-on also accommodates region with non-regulated driving hours legislation, such as the Middle East and Africa, allowing fleet operators to easily set their own driving hours rules and measure activity to reduce fatigue related incidents. In fiscal year 2019, we further extended this module by introducing MiX Time Entry, enabling the integration of working hour data into payroll systems. Further software updates were implemented in fiscal year 2020.

◦MiX Journey Management, offers an easy-to-use electronic alternative to paper-based systems that ensures all risks relating to journeys are readily visible to decision makers when it matters most. MiX Journey Management suits fleet operators across diverse industries, and is ideal for those with large fleets of vehicles that travel long distances and carry passengers or cargo. During fiscal year 2019, we extended this module to cater for the execution management needs of transport and logistics companies seeking to improve operational efficiency.

◦MiX Go, is a mobile phone based task management solution for effective communication and engagement with mobile fieldworkers, combining all the benefits of navigation, tracking and template-driven e-forms. Managers can create tasks for their employees via the MiX Fleet Manager platform, and track the progress of these tasks from start to finish.

•MiX Asset Manager. Our portfolio of asset tracking products includes third party hardware products and products developed ourselves. By keeping track of valuable assets including generators, light towers, storage tanks and pumps, our asset management solution allows for increased visibility of corporate assets, resulting in improved asset utilization and reduced loss.

•Matrix. Our Matrix suite of mobile asset management solutions is designed for entry-level fleets and consumers. The Matrix range of solutions can provide real-time and historical vehicle tracking and positioning, unauthorized vehicle use alerts, panic emergency response, crash alerts, driver behavior alerts, fuel tax logbooks and vehicle maintenance notifications. Users can access their Matrix subscription functionality via a web-based interface or our mobile applications.

•Beam-e. Beam-e leverages our large network of subscribers as a crowdsourcing platform to locate vehicles without the expense of utilizing a traditional cellular network connection. Each Beam-e device communicates with other nearby devices in order to form a crowdsourced network that interfaces with our systems. Rental car companies, consumers and owners of high-value mobile assets can use Beam-e to provide entry-level tracking and recovery services at an upfront cost and monthly subscription price point that is well below the cost of traditional vehicle tracking solutions. We currently offer Beam-e in South Africa and are evaluating opportunities for expansion into other geographies which are similar to South Africa.

•MiX Now. Launched in December 2018, MiX Now is our self-service, plug and play offering for small fleet operators. This easy to use system helps companies monitor and manage the behavior and performance of their vehicles and drivers. Business owners can receive instant notifications or information from their mobile phones or log in from their computer from anywhere in the world, to get all the information they need to save money and improve their business operations. We currently offer MiX Now in the United States and are evaluating opportunities for expansion into other geographies.

Customers deploy our solutions to collect real-time data from their vehicles and transmit this information to our secure third-party data centers for processing. We generally design our own hardware and firmware in order to ensure their modularity, quality and interoperability with our core subscription offerings. We outsource the manufacturing of these devices and seek to drive device costs down over time in order to reduce the upfront investment required by our customers. In addition to sales of these devices to customers, we offer customers the option of bundling our devices as a full service option, further reducing the capital investment required to access our solutions.

We believe our modular, proprietary designs and control over the entire ecosystem gives us an advantage over competitors who rely on third-party commodity in-vehicle devices because we are able to provide more customized service and solutions through our proprietary devices. Currently we have three dominant in-vehicle platforms, namely one for enterprise fleet management, one for consumer vehicle management and light fleet management and one for Beam-e or MiX Tabs for entry-level vehicle and asset tracking and recovery.

Principal features associated with our subscription-based offerings include the following:

•Vehicle tracking. Our vehicle tracking functionality allows our customers to pinpoint the exact locations of vehicles using real-time data. Notifications about vehicle activity and status are accessed through a web-based interface or our mobile applications. Our customers also have the ability to access historical tracking data for analysis.

•Location management. Our location management and geofencing features allow customers to easily designate geographic areas in which vehicles are allowed or not allowed to travel, or areas deemed dangerous or high risk. Customers receive notifications when a vehicle enters or exits unauthorized regions or locations.

•Vehicle security. Our vehicle security solution provides our customers with security options tailored to individual requirements. We offer vehicle tracking and recovery features, providing safety and security for our customers and their vehicles and helping to reduce the costs associated with theft.

•Reporting. We provide our customers with on-demand reports enabling access to a wide range of fleet data. Our reports contain detailed information about driver behavior, vehicle location, idle time, miles and hours driven, average speed, acceleration, crash analysis and vehicle diagnostics. We also offer premium data visualization and business intelligence tools.

•Regulatory compliance. Customers can use our solutions to assist in regulatory compliance, for example hours of service and fuel tax reporting.

•Vehicle and driver management. We provide functionality for customers to manage licenses, registrations, certifications, in-vehicle video monitoring and other vehicle and driver requirements.

•Messaging. With MiX Rovi and MiX Go, fleet operators can communicate efficiently and effectively with their drivers. Custom menus direct driver workflow, jobs and navigation, ensuring drivers arrive at the correct destination and improving communication between fleet operators and their drivers.

•Mobile access. We provide information to users via a variety of mobile platforms, including iOS and Android, and provide our customers with access to actionable business intelligence on their vehicles and mobile assets from the office or remotely.

•Application integration. Our software development kits, MiX Integrate, allow our customers to integrate our applications with their existing enterprise software systems and allow for increased customization of our fleet reports, vehicle tracking alerts and location management features.

•Real time monitoring. We offer active real time driver behavior monitoring and risk management services.

Our Key Competitive Strengths

The markets in which we operate are highly competitive and fragmented. We believe that the following attributes differentiate us from our competitors and are key factors to our success:

•Globalized sales, distribution and support capabilities. We currently maintain a direct and indirect sales and support presence, with localized application support in multiple languages, in countries across Africa, Australasia, Europe, the Middle East, North America and South America. We believe our global presence gives us an important advantage in competing for business from multinational enterprise fleet customers such as Baker Hughes, BP, Chevron, DHL, G4S, Halliburton, LafargeHolcim, Nestlé, PepsiCo, Praxair, Schlumberger, Shell, The Linde Group, Total and Weatherford, who often prefer to consolidate disparate fleet management systems.

•Solutions adaptable to multiple customer segments. We believe that by leveraging our common core technologies, personnel and systems, we can cost-effectively develop and sell a range of subscription-based fleet and mobile asset management solutions that are designed to meet the functionality and price needs of multiple customer segments, including fleet operators and consumers. Our fleet management solutions include targeted functionality to address the distinct needs of key industry segments, including oil and gas, transportation and logistics, government and municipal, bus and coach, and rental and leasing, as well as for the needs of consumers. We believe that offering a range of subscription-based solutions maximizes our ability to serve the addressable market and offers an appealing value proposition to our customers, while distinguishing ourselves from competitors that offer a single, one-size-fits-all solution.

•Focus on safety and security. Most of our solutions incorporate safety and security features that enable our customers to enhance their drivers’ and passengers’ personal safety, encourage safe driving behavior and protect vehicle investments. We also offer web-based driver training, proactive journey management and other related services to provide a turnkey safety and security solution to manage risk and fatigue-related incidents. Our differentiated safety and security features have particularly strong appeal to customers in regulated industries, such as oil and gas, customers in industries exposed to liability concerns, such as bus and coach, and customers operating in high crime regions. We perform training and land transport assessments for customers to assist them in establishing and maintaining safety levels. We believe our safety and security offerings also help our customers to reduce operating costs associated with the training of drivers.

•Track record of innovation. Our investment in software development is core to our business strategy. Our software teams employ an agile software development methodology. We have made a significant investment in product development, and we have routinely been among the first to market with innovative solutions and features that cater to the needs of our customers. For example, in fiscal year 2016, we released MiX Insight Agility, an Iridium alternative in addition to our traditional Inmarsat Satcomms solution, on-line Journey Management, extended our Hours of Service solution for non-regulated markets and MiX Go, a mobile phone based task management solution. In fiscal year 2017, we introduced MiX Tabs for non-powered asset management that leverages the underlying technology that powers Beam-e, we enhanced MiX Vision by adding support for two additional cameras, and we released a server-side events module. In fiscal year 2018, we extended our Hours of Service solution to support the requirements of the ELD legislation, revamped large parts of our back-end database system and completed the development of our new generation hardware platform. Our new generation hardware platforms, the MiX 4000 and MiX 6000, were launched in fiscal year 2019 along with MiX Now (self-service, plug and play offering for light fleet operators), MiX Time Entry (an extension to our MiX Hours of Service solution), MiX Execution Manager (an extension to MiX Journey Management, the MiX Tech Tool and MiX Integrate, our new generation integration platform. This was over and above the continued evolution of our existing products, such as MiX Fleet Manager, MiX Insight Reports, MiX Insight Agility, MiX Hours of Service and our mobile applications, which were all enhanced during the year.

•Longstanding, established market position. We have a 24-year history, a geographically diverse sales and marketing footprint, a large established network of distributors and dealers, and a large base of satisfied customers. Our robust and referenceable customer base, including numerous Forbes Global 2000 enterprises, is a critical selling point to both large enterprise fleets and small fleet operators.

Growth Strategy

We intend to expand our market leadership by:

•Acquiring new customers and increasing sales to existing customers. We believe the market for fleet and mobile asset management solutions is large and growing, creating a significant opportunity for us to expand our customer base. Additionally, we believe we have the opportunity to expand our fleet management market share among our existing customer base by demonstrating our value proposition, growing with the customer, introducing new and innovative value-added solutions and displacing legacy fleet management solutions.

•Expanding our geographic presence. We market and distribute our solutions directly and through a global network of more than 130 channel partners outside of South Africa. We are expanding our penetration in attractive geographic regions, such as Brazil and the United States, and continue to expand our network of strategic and sales distribution partners in other regions of the world. In addition to our primary hosted data centers that serve multiple geographies, we also established two hosted data centers in specific countries where local conditions require that the data be retained in-country.

•Broadening our customer segment focus. We currently have customers across numerous industry segments, with the resources of our direct sales organization focused on premium customers in certain key segments, including oil and gas, transportation and logistics, government and municipal, bus and coach, and rental and leasing. We are currently increasing our product development initiatives and sales and distribution efforts in other industry segments, such as service fleets, and in other customer segments, such as small business fleets and as well as mobile asset management. We regularly evaluate opportunities to expand our target customer focus.

•Continuing to introduce new, innovative solutions to address market demand. In fiscal year 2016, we added Journey Management, MiX Insight Agility, MiX Go, an Iridium alternative in addition to our traditional Inmarsat Satcomms solution and extended our Hours of Service solution for non-regulated markets. In fiscal 2017, we introduced an innovative asset positioning system called MiX Tabs and extended our MiX Vision solution to support two additional external cameras. In fiscal year 2018, we extended our Hours of Service solution to support the requirements of the ELD legislation, revamped large parts of our back-end database system and completed the development of our new generation hardware platform. In 2019 we launched our new hardware platforms; the MiX4000 and MiX6000, along with MiX Now, MiX Time Entry, MiX Execution Manager and MiX Integrate. We are continually innovating and extending our solutions portfolio based on our assessment of market demand and trends.

•Pursuing strategic acquisitions. Our industry is highly fragmented. Including the OmniBridge acquisition, we have consummated six acquisitions worldwide since our listing on the JSE in November 2007. We intend to selectively evaluate acquisition opportunities in certain geographic regions and industry segments.

Sales and Marketing
We offer our solutions in approximately 120 countries through a combination of our direct and indirect marketing efforts. Our sales and marketing strategy is segmented by geographic region and customer type in order to cost effectively target and acquire new customers. In certain regions, we sell subscriptions of our fleet management solutions to large enterprise fleets through our direct sales force. In other regions, and for sales to small fleet operators and consumers, we work with an extensive distribution network of regional partners and national distribution dealers. Through our central services organization headquartered in South Africa, we provide common marketing, product management, technical and distribution support to each of our regional sales and marketing operations.

The following is a brief description of the main categories of our sales and marketing efforts.

•Direct Sales. We focus our direct selling efforts on targeting, acquiring, servicing and upselling our premium solutions to large enterprise fleet operators and small fleet operators. We maintain sales offices in Australia, Brazil, South Africa, Thailand, Uganda, the United Arab Emirates, the United Kingdom and the United States. These offices sell directly to large enterprise fleet operators and small fleet operators in their respective regions and are also responsible for channel management of fleet solution distribution partners throughout their regions. Our sales and marketing approach with fleet customers is generally based on a combination of return on investment and the improvements in safety and security delivered by our solutions. Our South African sales offices also sell directly to consumers.

•Indirect Sales – Enterprise Fleet. We have over 130 fleet dealers supporting customers with vehicles in over 120 countries worldwide. These dealers are responsible for sales, marketing, technical support, installation and training of customers in their regions. We operate a partner accreditation program in order to assure a consistent customer experience across our dealers worldwide. We also offer marketing and support services to our dealers in order to enhance their selling success. We believe our large network of dealers provides us with a geographically diverse, highly effective channel for reaching local customers in countries where we do not currently have a direct presence.

•Indirect Sales – Small Fleet Operators and Consumers. We currently manage an extensive network of distribution partners for our small fleet operator and consumer customers. Our distribution partners include automobile dealers, aftermarket automotive parts and service suppliers, automobile insurers and retailers. We believe our indirect distribution strategy for the small fleet operator and consumer markets provides us with a differentiated, cost-effective customer acquisition and sales model.

Our global network of independent dealers and distributors is an important component of our sales strategy. Our dealers and distributors account for a substantial percentage of our total sales, and sales generated by certain dealers and distributors individually represent a meaningful percentage of our revenue. The terms of our agreements with our dealers do not usually include minimum purchase obligations, are specific to a geographic territory and are primarily non-exclusive. They generally have a fixed initial term, after which they may be renewed or continue indefinitely if not terminated. This is subject to the right of either party to terminate on specified notice generally ranging from 90 days to one year, or for breach. Similarly, our distributor agreements do not include minimum purchase obligations and consist principally of a commission agreement applicable to sales generated by the distributor.

Our revenue by geographic segment is set out in note 11 of the consolidated financial statements included in this annual report.

Customers

We currently serve a highly diverse customer base, including approximately 4,700 fleet operators which represented 71% of our subscription revenue for fiscal year 2020, as well as individual consumers. We target sales of our enterprise fleet management solutions to customers who desire a premium solution, generally for large fleets, which we define as being fleets of 50 or more vehicles. Large fleets comprised 89% of our fleet customer subscriptions as of March 31, 2020. We also offer a range of subscription-based fleet and mobile asset management solutions optimized for the needs and price points demanded by small fleet operators and consumers.

Our current customer base spans numerous industry categories and customer segments, including oil and gas, transportation and logistics, government and municipal, bus and coach, and rental and leasing. No individual customer represented more than 7.0% of our subscription revenues for fiscal year 2020. For fiscal years 2020, 2019 and 2018, our top 10 customers represented 23.7%, 24.9%, and 24.5%, respectively, of our total subscription revenue.

The following is a representative list of some of our largest customers:

•Baker Hughes
•Barloworld
•Basic Energy
•Bidvest Group
•Chevron
•DHL
•Eskom
•G4S
•Halliburton
•Imperial
•LafargeHolcim
•Schlumberger
•Super Group
•Total
•Unitrans

We believe that we have a satisfied customer base as evidenced by our customer retention rate and the favorable results of our customer surveys. In fiscal year 2020, among our more than 950 large fleet operator customers, we experienced an annual customer retention rate of 96%. We maintain a strong focus on monitoring and continuously enhancing our customer satisfaction levels.

Service and Support

Installation of our solutions in our customers’ vehicles is generally provided by us or our third-party network, which includes dealers and distributors and installation partners. Customer care and technical support services are provided by our offices in Australia, Brazil, South Africa, the United Arab Emirates, the United Kingdom, Thailand, Romania, Mexico and the United States. In many cases, our dealers and distributors also provide customers with tier-one customer support services. Our regional offices and dealers and distributors are, in turn, supported by our central technical support team in South Africa that handles any escalated issues. Existing customers can also access customer and technical support directly through our web or mobile applications. Our technical support department is composed of a team of highly skilled staff who are familiar with all of our products, including our entire range of software and service solutions as well as our hardware. The MiX Learning Centre is used by staff and customers around the world to undertake online training to learn about new products and enhancements.

We offer warranties of varying duration on our products. Product warranties are predominantly for a one-year period but periods of up to three years are provided in certain geographic locations. Our Beam-e product carries a lifetime warranty (to the extent that the unit remains in the vehicle into which it was installed for the original subscriber). Warranty expenses are not a significant portion of our total costs.

Research and Development

As of March 31, 2020, our development group consists of 134 full-time staff responsible for software, hardware and firmware development and quality assurance. Our primary development group is based in Stellenbosch, South Africa, and we have additional development resources in Johannesburg, South Africa, as well as the United States. Our software development teams employ an agile development methodology, while our engineering teams use traditional waterfall project management methods. During fiscal years 2020, 2019 and 2018, we invested $8.8 million, $9.6 million and $10.0 million, respectively, in research and development.

Our investment in development is core to our business strategy. Our research and development efforts principally involve software development, firmware development, hardware design and related test equipment. In addition, we have enhanced certain of our hardware components to extend their functionality and reduce component and manufacturing costs.

We have been successful in expanding our product offerings over time through internal development and select acquisitions. Highlights from the fiscal year 2020 include:

•44 software releases were deployed to the live environments including 12 system-wide releases and 20 mobile app updates.
•The continued revamp of a large part of our back-end database system to reduce costs while supporting scalability and growth. Development completed with customer migrations commenced.
•Updates for our hardware platforms: MiX2000, MiX4000 & MiX6000.
•Major software updates for MiX Rovi in-cab display, MiX Hours of Service, MyMiX mobile app, MiX Integrate and MiX Vision solutions.
•New support for 3rd party hardware devices in our core MiX Fleet Manager platform allowing access to new markets/customer segments.

Our Research and Development business is ISO 9001 certified with a formalized quality policy and consistent monitoring of internal processes, supplier and solution performance. We outsource all hardware manufacturing to third parties.

Technology

Our solutions are offered using a multi-tenant SaaS architecture that scales rapidly to support additional new subscribers through the addition of incremental data processing and storage capacity. This architecture flexibility allows us to sustain high levels of uptime without degradation of system performance, despite significant subscriber growth. Our existing architecture and infrastructure has been designed with sufficient capacity to meet our current and anticipated future needs. Our subscription-based fleet and consumer service offerings are designed to be accessible via a standard web browser or mobile device application.

Our solutions typically include a proprietary in-vehicle device that incorporates off-the-shelf components, generally including a cellular modem, GPS receiver and memory capacity sufficient to run our firmware, which gathers vehicle location, time, speed, ignition status, miles driven and various vehicle and driver statistics. This information is collected at a predefined frequency and then sent to our receivers at secure third-party data centers, generally via a commercial cellular network. The information is then processed and delivered to our customers through our web-based and mobile device applications. Our solutions enable our fleet customers to access large volumes of historical and real-time data, monitor the location and status of their fleet vehicles and drivers, view a wide selection of reports and key performance indicator dashboards and generate valuable, actionable business intelligence.

We store data, host our solutions and serve all of our customers from third-party data centers located in Algiers in Algeria, Sydney in Australia, Muscat in Oman, Dublin in Ireland and Virginia in the United States. In addition to data hosted at third party data centers, we have transitioned the vast majority of our data to cloud-based hosting service platforms such as AWS. Our data management facilities provide us with both physical security, including manned security, biometric access controls and systems security, including firewalls, encryption, redundant power and environmental controls. We believe that our third-party hosting facilities are adequate for our current needs and that suitable additional capacity will be available as needed to accommodate planned expansion of our operations.

Intellectual Property

We rely primarily on trade secret laws, confidentiality agreements, confidentiality procedures and contractual restrictions to establish and protect our intellectual property rights. We also rely to a limited extent on patent, trademark and copyright law. A patent covering certain aspects of our Beam-e product was issued in South Africa during fiscal year 2014 and a patent covering a method for driver verification was issued during fiscal year 2015. A further application for an asset tracking system and method is pending in Brazil.

We typically enter into non-disclosure and confidentiality agreements with our employees, licensees and independent consultants and other advisors. We also seek these protective agreements from some of our suppliers and subcontractors who have access to sensitive information regarding our intellectual property.

Competition

The rapidly evolving market for our solutions is competitive and highly fragmented, particularly by geography and customer segment. We currently compete with numerous providers of fleet and mobile asset management solutions that range from small, regional providers to midsized multinational providers, such as Teletrac Navman and Geotab, to large global providers, such as Trimble, Omnitracs and Samsara. While we currently only compete with Trimble and Omnitracs on a limited basis, these two competitors are well established companies with significantly greater financial and other resources than we have. Many of our competitors offer fleet or mobile asset management software solutions to particular industry segments or in limited geographic regions. For example, we compete with Webfleet and Masternaut in Europe, we compete with Astrata for oil and gas fleet opportunities in the Middle East, and we compete with Netstar and Ctrack by Inseego, Tracker and Cartrack for consumer and small fleet mobile asset management deployments in South Africa, respectively.

We believe the principal competitive factors in our market include the following:

•functionality and reliability;
•total cost of ownership;
•breadth and depth of application functionality for fleet deployments;
•product performance;
•interoperability;
•brand and reputation;
•customer service;
•distribution channels, including a global footprint and the ability to service multinationals;
•regional geographic expertise including localized language support and support for applicable government regulations;
•size of customer base and reference accounts within key industry segments;
•ability to deliver ongoing value and return on investment;
•ease of deployment and ease of use;
•relevant industry domain expertise and functionality; and
•the financial resources of the vendor.

We believe that we compete favorably on the basis of these factors.

Employees
The following table presents the breakdown of our employees at the date indicated:

	As of March 31,
	2018	2019	2020
South Africa	840	853	860
United States	58	71	79
United Kingdom	53	56	57
United Arab Emirates	34	26	29
Australia	35	37	39
Brazil	22	23	27
Uganda	4	4	4
Romania	5	5	5
Thailand	3	3	3
Total	1054	1078	1103

Full-time	983	989	1035
Part-time	71	89	68
Total	1054	1078	1103

Government Regulation

We are subject to laws and regulations relating to our business operations, including laws applicable to providers of Internet and mobile services both domestically and internationally, as we collect data, including personal data, disseminate data and, in some cases, sell data. The application of existing domestic and international laws and regulations relating to issues such as user privacy and data protection, marketing, advertising, inadvertent disclosure and consumer protection in many instances is unclear or unsettled.

The transmission of data over the Internet and cellular networks is a critical component of our SaaS business model. Additionally, as cloud computing continues to evolve, increased regulation by federal, state or foreign agencies becomes more likely, particularly in the areas of data privacy and data security. In particular, the dynamic regulatory environment in the European Union is resulting in additional and increasingly complex regulation in these areas and we believe that the similarly dynamic regulatory environment of the United States, will follow suit. New laws governing data privacy and data security will furthermore be enacted in many other regions. Laws governing the solicitation, collection, processing or use of data could impair our ability to manage and report on customer data, which is integral to the delivery of our SaaS solutions. Increased regulation and the expansion of our business and operations globally have required us to devote legal and other resources to address this regulation. We have updated and will continue to evaluate our group data protection and security policies, charters and procedures, to assist in maintaining data privacy and data security in line with international practices.

Data privacy regulations and applicable laws in the United States, the European Union or elsewhere will regulate our ability to use the data we gather from our customers and increase the cost of doing business and could result in claims being brought by our customers or third parties. As discussed below, South Africa, which is currently our largest market, is expected to adopt data privacy legislation in the near future.

South African Regulatory Environment

The Protection of Personal Information Act, No. 4 of 2013 (the “POPI Act”) was promulgated into law in November 2013 in South Africa. Certain sections of the POPI Act came into effect on April 11, 2014, with the majority of the remaining sections (especially the sections that create compliance requirements) becoming effective on July 1, 2020. The POPI Act allows for a one-year transition period from its commencement for all persons to comply with its requirements, being until June 30, 2021, where after the last remaining sections will come into effect. We have evaluated the potential impact of the POPI Act, taking into account our existing and planned privacy and data security practices and procedures and we expect that the POPI Act’s implementation will have an impact on our data security and business costs, practices and procedures in South Africa. We have, with the assistance of a third party project specialist, recently commenced with a POPI Act implementation project.

A number of existing South African statutes regulate electronic communications, including the Electronic Communications Act, No. 36 of 2005 as amended, and the Electronic Communications and Transactions Act, No. 25 of 2002, which apply to a number of aspects of our business. These statutes regulate the generation, communication, production, processing, sending, receiving, recording, retaining, storing, displaying and use of any information, document or signature by or in electronic form.

The Private Security Industry Regulation Act, No. 56 of 2001 (the “PSIRA Act”) also applies to our South African business and governs the vehicle recovery industry in South Africa. The PSIRA Act was enacted for the purposes of, for example: (i) the achievement and maintenance of a trustworthy and legitimate private security industry which acts in terms of the principles contained in the Constitution of the Republic of South Africa, Act No. 108 of 1996, and other applicable law, and is aimed at ensuring that there is greater safety and security in the country and; (ii) to regulate the private security industry and to exercise effective control over the practice of the occupation of security service providers in the public and national interest and the interest of the private security industry itself.

Broad-Based Black Economic Empowerment

 The South African government established a legislative framework for the promotion of Broad-Based Black Economic Empowerment (“B-BBEE”). Achievement of B-BBEE objectives is measured by a scorecard which establishes a weighting for the various components of B-BBEE which relates to aspects such as Ownership, Enterprise and Supplier Development and Socio-Economic Development. The B-BBEE codes have a continuous review process which resulted in new B-BBEE Codes coming into effect on May 1, 2015, with more onerous compliance requirements, and proposed amendments. In addition, 2018 was a very active year in terms of additional proposed and actual changes to the Revised Codes of Good Practice (“RCoGP”) which were published by the DTI for public comment. In March 2018 the DTI gazetted the Youth Employment Service

(“Y.E.S”) initiative as well as proposals on some changes to the Skills Development scorecard. The Y.E.S. Initiative was promulgated on August 28, 2018 by Minister Dr. Rob Davies and amongst others provide opportunities to corporates to improve their B-BBEE contributor level by virtue of participation in the Y.E.S. Initiative. Amendments to the RCoGP were also signed by the Minister of Trade and Industry on May 31, 2019 for implementation on December 1, 2019. These have an impact on the Skills Development and Enterprise and Supplier Development (including Preferential Procurement) pillars. In addition, some definitions and interpretations were further clarified and a few General Principles amended. MiX Telematics for one had to adjust its bursary program to ensure alignment with the amendments and invest significantly more towards tertiary studies of Black students

It is important for us to achieve applicable B-BBEE objectives to ensure sustainability and contribute towards the realization of the National Development Plan 2030. In addition, B-BBEE objectives are pursued, in significant part, by requiring parties who contract with corporate, governmental and State Owned Enterprises in South Africa to achieve B-BBEE compliance through satisfaction of an applicable scorecard. Parties improve their B-BBEE contributor level when contracting with businesses that have earned good B-BBEE contributor levels in relation to their scorecards. In 2019 the Minister of Labor also declared his intention to Promulgate Section 53 of the Employment Equity Act which means that every employer that makes an offer to conclude an agreement with any Organ of State for the furnishing of supplies or services to that Organ of State must comply to certain chapters of the Act and attach to the offer either a certificate proving compliance with the relevant Chapters of the EE Act; or a declaration by the employer that it complies with the relevant Chapters of the EE Act which when verified by the Director-General is conclusive evidence of compliance.

We have three material end-customers, which require MiX Telematics Enterprise SA Proprietary Limited to maintain at least a B-BBEE contributor level 3 as measured under the new B-BBEE Codes in addition to at least one requiring additional commitments in terms of Skills Development and Sub-Contracting of at least 30% of the contract value to a Small Black Owned Supplier. The value of these contracts represented 3.3% of our total revenue for fiscal year 2020. MiX Telematics Enterprise SA Proprietary Limited has attained the agreed compliance targets in fiscal year 2020 and furthermore improved not only their position on the scorecard to the highest level possible but also its Black ownership in particular that of Black Women following the conclusion of the sales of assets (properties) as allowed for in the B-BBEE Codes. Failing to achieve applicable B-BBEE objectives could jeopardize our ability to maintain existing business or to secure future business from corporate, governmental or State Owned Enterprises that could materially and adversely affect our business, financial condition and results of operations.

U.S. Regulatory Environment

In addition to its regulation of Internet and, by extension, many SaaS providers, the Federal Trade Commission (“FTC”), has been asked by consumer groups to identify practices that may compromise privacy and consumer welfare; examine opt-in procedures to ensure consumers are aware of the type of data being collected and how it will be used; and create policies to halt abusive practices. The FTC has expressed interest in particular in the mobile environment and services that collect sensitive data, such as location-based information, which could conceivably be expanded to include transceiver products such as our in-vehicle devices. Although much of the FTC’s focus is on consumer protection, to the extent that our clients use our systems to monitor employee movement, the FTC may assert jurisdiction. In addition to FTC scrutiny on the consumer side, many fleet drivers in the U.S. may belong to a union, which triggers some degree of oversight from the National Labor Relations Board (“NLRB”). The NLRB has taken increasing notice of the privacy rights on unionized employees, and future NLRB rules could affect our business model or the way in which our corporate clients use our solutions.

Our business is affected by U.S. federal and state laws and regulations governing the collection, use, retention, sharing and security of data that we receive from and about our users. In recent years, regulation has focused on the collection, use, processing, disclosure and security of information that may be used to identify or is reasonably capable of being associated with, or could reasonably be linked, directly or indirectly, with a particular consumer, such as a name, address, email address, geolocation, biometric information, and/or professional or employment-related information. While several states are considering new privacy legislation, California was the first state to enact its own privacy law, the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA is applicable to certain businesses that collect personal information about California residents, requiring businesses to provide privacy notices to individuals and enhanced consumer rights (e.g., consumers may request deletion of, access to, or a copy of their personal information, as well as opt-out of the sale of their personal information). However, most of the CCPA requirements applicable to the personal information of employees or applicants held by the employing entity and used only to administer the employment relationship or applicant process will not apply until January 1, 2021. The CCPA also creates a private right of action and statutory damages of $100-750 per violation in the event of data breach of unencrypted or “un-redacted” personal information, if the company does not have “reasonable” security. In addition, the California Attorney General has enforcement power and may issue penalties of up to

$2,500 ($7,500 if intentional) per violation. The CCPA regulations remain subject to potential amendments, which may impact the application of the CCPA to our business.

California was the first state to enact an Internet of Things (IoT) cybersecurity law, which took effect on January 1, 2020. The law requires manufacturers of any internet-connected devices to equip them with “reasonable” security features that are: appropriate for the nature and function of the device; appropriate for the information it may collect, contain, or transmit; and designed to protect the device and any information contained within the device from unauthorized access, destruction, use, modification or disclosure. While there is no private right of action, this law may subject us to potential governmental enforcement actions for noncompliance.

Although mobile and Internet advertising privacy practices are currently largely self-regulated in the United States, the FTC has conducted numerous discussions on this subject and suggested that more rigorous privacy regulation is appropriate, possibly including regulation of non-personally identifiable information which could, with other information, be used to identify an individual. The commercial use of our mobile technology may reduce exposure to FTC regulation and enforcement, but geo-location and similar services are receiving increased regulatory interest and as such may affect how we conduct our business in the future.

Finally, we use GPS satellites to obtain location data for our in-vehicle devices. The satellites and their ground control and monitoring stations are maintained and operated by the U.S. Department of Defense, which does not currently impose regulations on the ability to access location data. We cannot assure that it will not do so in the future. Any regulatory hurdles could impede the functionality and/or cost of our solutions, which could adversely affect our business. The communication systems that we use to host and transmit data may be subject to security incidents, which may also subject the Company to regulatory enforcement and client pressures.

European Union Regulatory Environment

We are subject to regulation under the laws of the European Union. Of particular relevance with regard to the regulation of our solutions are matters of data protection and privacy. More broadly, any processing of personal data in the course of the provision of services is governed by the European Union data protection regime. The framework legislation at a European Union level in respect of data protection, Directive 95/46/EC, was superseded by the General Data Protection Regulation (EU) 2016/679 (“GDPR”), effective May 25, 2018. In addition, local State data protection and privacy laws apply as well. Some of these place obligations additional to the GDPR on organizations operating in the EU, such as express suppression of positioning and speeding data when vehicles are used for private trips. The GDPR creates a single legal framework that applies across all EU member states, and in some circumstances, to processors in a state outside of the EU. The GDPR introduced direct compliance obligations for data controllers and data processors. National Data Protection Authorities (“NDPAs”) are now able to impose fines for violations ranging from 2% to 4% of annual worldwide turnover, or 10 million to 20 million Euro, whichever is greater. NDPAs have the power to carry out audits, request information, and obtain access to premises. Businesses must be able to demonstrate that the personal data of any data subject can be lawfully processed on one of the six specified grounds. Where the ground is that the data subjects gave consent to the processing, the processor bears the burden of proof that such consent was validly obtained. Additionally, where consent is the ground for processing the data, the data subject has the right to withdraw consent at any time. We believe that many businesses will rely on the specified ground of “legitimate interest” of that business or of a third-party as the basis of lawful data processing.

The GDPR adopts a risk-based approach to compliance, under which businesses bear responsibility for assessing the degree of risk that their processing activities pose to data subjects. Businesses are required to perform data protection impact assessments before any processing that uses new technology and is likely to result in a high risk to data subjects. The GDPR requires many businesses to maintain records of their processing activities. Clear rules around data breach notifications and the processing of personal data in such a manner that the personal data can no longer be attributed to a specific individual have been set out by the GDPR. In addition, under the GDPR, data subjects have new rights, for example, the right (save in specific circumstances) to request that businesses delete their personal data (the right to be forgotten); to object to their personal data being processed; and to obtain a copy of their personal data within a set time frame.

It is anticipated that, notwithstanding Brexit, GDPR will continue to apply to the U.K, as the U.K. parliament enacted the Data Protection Act 2018 on May 25, 2018, which enforces the provisions of GDPR independently of the U.K.'s membership of in the EU.

Australian Regulatory Environment

The Australian Privacy Principles contained in the Privacy Act of 1988 (the "Privacy Act") regulate the collection, use, retention, disclosure and security of personal information. Personal information is defined as “information or an opinion about an identified individual, or an individual who is reasonably identifiable, whether the information or opinion is true or not or is recorded in a material form or not”. Personal information includes location-based information where the information enables the location of an individual to be ascertained. Australian privacy laws in general prohibit the transfer of personal information outside Australia unless an exemption applies, such as the individual to whom the information relates has consented to the transfer. In some circumstances, the disclosure will be permissible if there is a data transfer agreement in place between the transferor and the transferee under which the transferee agrees to handle the information in accordance with the Australian Privacy Principles. Amendments to these laws imposing stricter regulation became effective in March 2014. Subject to a few exemptions, the amendments require the transferor to take such steps as are reasonable in the circumstances to ensure that an overseas recipient does not breach the Australian Privacy Principles and the transferor may be held responsible for any breaches of Australian privacy laws when personal information is transferred outside Australia, regardless of whether there is a data transfer agreement in place.

In February 2018, Part IIIC of the Privacy Act was amended and the Notifiable Data Breach (“NDB”) scheme enacted. The NDB scheme introduced obligations to notify individuals whose personal information is involved in a data breach that is likely to result in serious harm and includes recommendations about steps individuals should take in response to the breach

History and development of the company
MiX Telematics Limited is a public company incorporated in the Republic of South Africa. Our registered offices are located at 750 Park of Commerce Blvd., Suite 110, Boca Raton, Florida 33487. Our telephone number is +1-877-585-1088, and our web address is www.mixtelematics.com. We currently have our primary listing on the JSE and have a secondary listing of our ADSs on the NYSE.
We were founded in 1996 in Johannesburg, South Africa as Matrix Vehicle Tracking Proprietary Limited, and since that time, we have grown both organically and through acquisitions. Matrix Vehicle Tracking Proprietary Limited was renamed TeliMatrix Proprietary Limited in 2001, TeliMatrix Limited in 2007 and finally MiX Telematics Limited in 2008, subsequent to our listing on the JSE.
In 2007, we acquired Control Instruments OmniBridge Proprietary Limited and certain affiliated entities (collectively, “OmniBridge”), which provided fleet management services in both the South African and international markets. In November 2007, we listed our shares on the JSE, in order to facilitate the OmniBridge acquisition. In 2008, we acquired Tripmaster Corporation, located in the United States, Safe Drive (including Safe Drive International Proprietary Limited), located in Australia and Safe Drive FZE, located in the United Arab Emirates. These acquisitions extended our geographic reach, broadened our customer relationships and expanded our driver safety and training solution offerings. In May 2012, we acquired Intellichain, located in South Africa, as part of our strategy to broaden our transportation management software functionality. On August 9, 2013, following a successful United States IPO, the Company’s ADSs were listed on the NYSE and are traded under the symbol MIXT. In December 2013, we acquired a proprietary software development business from Roitech Proprietary Limited, located in South Africa. The acquisition enhanced and broadened our fleet management smart phone application offerings. On November 1, 2014, we acquired the operating business of Compass Fleet Management (“Compass”), a South Africa based provider of specialized fleet management solutions in Southern Africa, that are delivered using the Company’s hardware and software platforms. These specialized fleet management solutions complement the Company’s existing fleet management solutions, and the acquisition broadens the array of services offered to current and future fleet management customers.
We currently have offices in South Africa, the United Kingdom, the United States, Uganda, Brazil, Mexico, Australia, Romania, Thailand and the United Arab Emirates as well as a network of more than 130 fleet partners worldwide.
Our agent for service of process in the United States is MiX Telematics North America, Inc., 750 Park of Commerce Blvd., Suite 110, Boca Raton, Florida 33487.
For further information on our principal investments and capital expenditures, see “Item 7. Liquidity and Capital Resources.”

Availability of information
A copy of this Annual Report on Form 10-K and copies of previously filed Annual Reports on Form 20-F, current Reports on Form 6-K and Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. Additionally, our website, located at www.mixtelematics.com, also provides notifications of news or announcements regarding our financial performance, including press releases, public conference calls and webcasts.
Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or our other filings with the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

Investors and others should note that we announce material financial information to our investors using our investor relations website, SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about our company, our products and services and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post on the social media channels listed on our investor relations website.

ITEM 1A. RISK FACTORS
Important factors that could cause actual financial, business or operating results to differ materially from expectations are disclosed in this annual report, including without limitation, the following risk factors. In addition to the risks listed below, we may be subject to other material risks that, as of the date of this report, are not currently known to us or that we deem immaterial at this time.

Risks Related to Our Business
We may be unable to maintain our relationships with our existing customers, which could result in a loss of subscription revenue.
We provide our solutions principally on a subscription basis, typically with an initial subscription term of three to five years and renewal terms varying from one to five years, or, for certain customers, on a month-to-month basis. However, our customers have no obligation to renew their subscriptions after the initial term or after any renewal term expires. We may be unable to retain existing customers and, as a result, our revenue would be adversely affected. Customers may choose not to renew their subscriptions for many reasons, including:
•the belief that our solutions are not required for their needs or are not cost-effective;
•a desire to reduce discretionary spending;
•a belief that our competitors’ solutions provide a better value;
•changes in our customers’ businesses, and regulations impacting our customers’ businesses that may decrease the need for our fleet and mobile asset management solutions;
•economic downturn in our customers’ industries;
•economic downturn in the geography in which our customers operate;
•a reduction in discounts offered by insurers to vehicle owners who have installed our products; or
•a belief that a return on investment cannot be demonstrated.
Our enterprise fleet management customers, whose contracts are due for renewal, may also not renew for reasons entirely out of their control, such as the dissolution of their businesses. Enterprise customers may also decrease the number of vehicles covered by subscription contracts if their fleet sizes decrease.
Our subscription contracts generally do not provide our customers with an early termination option without penalty. However, if customers do not honor subscriptions for the full term, our remedies may be limited to re-negotiation of contract terms or legal recourse through the courts, which may not be successful or cost-effective, and we may not be able to recoup all of our costs.
A significant loss of or failure to renew our subscription-based contracts, or significantly different contract terms could materially and adversely affect our business, results of operations and financial condition.
The extent to which the coronavirus (“COVID-19”) outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.
The global impact of the COVID-19 outbreak and measures taken to reduce the spread of the virus have had an adverse effect on the global macroeconomic environment, and have significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. Governments around the globe have taken steps to mitigate some of the more severe economic effects of the virus, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion or at all.
Nearly all of our employees were required to work remotely, with the exception of our staff working in our monitoring centers, which were classified as an essential service. In addition, we have modified certain business and workforce practices (including suspension of the majority of business travel and cancellation of physical participation in meetings, events and conferences) and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, in which case our employees or other individuals may become sick, our ability to perform critical functions could be harmed, and we may be unable to respond to some of the needs of our global business. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We continue to monitor the design and effectiveness of internal controls taking into account that employees may be working remotely. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers and other business counterparties.
The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition in the longer term will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration, spread and severity of the outbreak, the actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions broadly resume.
In particular, we may experience reduced revenues and/or financial losses as a result of a number of operational factors, including:
•Customer pricing pressure, payment term extensions and insolvency risk – As our customers face reduced demand for their products and services, reduce their business activity and face increased financial pressure on their businesses, we may face downward pressure on our pricing and gross margins if we make pricing concessions to customers. In addition, in response to the requests of some of our customers, we have granted extended payment terms. We expect that some of our customers will continue to make such requests, which may have an adverse effect on our cash flows from operations. We may also face a significantly elevated risk of customer insolvency, bankruptcy or liquidity challenges which may result in a failure to be paid for services we have performed and expenses we have incurred, which could in turn result in us having to take a charge in the period in which the related receivable was written down or written off.

•Reduced customer demand for services – As a result of the pandemic’s impact on our customers, we may experience reduced demand for our services. Among other things, our customers may postpone, cancel or scale back existing and potential projects with us.

•Increased costs – We face increased costs from the pandemic, including as a result of mitigation efforts such as enabling increased work-from-home capabilities and additional health and safety measures.

•Diversion of and strain on management and other corporate resources – Addressing the significant personal and business challenges presented by the pandemic, including various business continuity measures and the need to enable work-from-home arrangements for our employees, has demanded significant management time and attention and strained other corporate resources, and is expected to continue to do so. Among other things, this may adversely impact our recruitment and retention, our customers and employee development and our ability to execute our strategy and various transformation initiatives, and may increase our exposure to security breaches or cyberattacks.

In addition, the impact of COVID-19 on the global financial markets could adversely affect investment activity, availability of capital, the terms and conditions of financing arrangements and the related costs of such financing. This could result in situations where financing may not be available to us at current commercially reasonable terms or at all.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 and the measures taken in response thereto may have on our business, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impact on our business, the countries in which we operate and in which our customers do business, or the global economy as a whole. The nature of the crisis, the public health measures to contain it, and the economic impact are all developing rapidly, and they vary among the different jurisdictions where we and our customers operate. The effects on our business, results of operations, financial condition and liquidity as well as on the effectiveness of the control environment remain highly uncertain and heighten many of our known risks described under this section of this Annual Report.

Our inability to adapt to rapid technological change in our industry could impair our ability to remain competitive and result in a decline in market acceptance of our products.
The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. In addition to the mobile asset management industry, we are subject to changes in the automotive, mobile handset, Global Positioning System (“GPS”) navigation device, information technology, telecommunications and enterprise software industries. As the technology used in each of these industries evolves, we will face new integration and competition challenges. For example, as truck and automobile manufacturers continue to develop in-vehicle technology, GPS-based tracking solutions may become standard equipment and result in new sources of competition. If we are unable to adapt to rapid technological change, it could impair our ability to remain competitive and result in a decline in market acceptance of our products.
The development of new or improved products, systems or technologies that compete with our products may render our products less competitive and we may not be able to enhance our technology in a timely manner. In addition to the competition resulting from new products, systems or technologies, our future product enhancements may not adequately meet the requirements of the developing marketplace, and may not achieve the broad market acceptance necessary to generate significant revenues. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.
Industry consolidation may result in increased competition, which could result in a loss of customers and/or a reduction in revenue.
Some of our competitors have made, or may make, acquisitions or enter into partnerships or other strategic relationships to offer more comprehensive services or achieve greater economies of scale. In addition, new entrants not currently considered competitors may enter our market through acquisitions, partnerships or strategic relationships. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. Many potential entrants may have competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as greater financial, technical and other resources. Industry consolidation may result in competitors with more compelling service offerings or greater pricing flexibility than we have, or business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. These pressures could result in a loss of subscribers and/or a reduction in revenue.
The loss of one or more of our key personnel, or our failure to attract, train and retain other highly qualified personnel, could prevent us from executing our growth plan.
We depend on the continued service and performance of our key personnel. The loss of one or more key members of our senior management team could materially and adversely affect our operations. In addition, the loss of other key sales, product development or technology personnel could disrupt our operations and have a materially adverse effect on our ability to grow our business.
To execute our growth plan, we must continue to attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our failure to attract and train new personnel, or our failure to retain, focus and motivate our current personnel, could materially and adversely affect our business, results of operations and financial condition.
We may expand by acquiring or investing in other companies, which may divert our management’s attention, result in dilution to our shareholders and consume resources that are necessary to sustain our business.
We may acquire complementary products, services, technologies or businesses. We also may enter into relationships with other businesses to expand our portfolio of solutions or to expand our ability to provide our solutions in foreign jurisdictions. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may be subject to conditions or approvals that are beyond our control, including anti-takeover and antitrust laws in various jurisdictions. We may seek to acquire other companies or businesses using our shares as consideration. Under the South African Companies Act, No. 71 of 2008 (the “Companies Act”), we are prohibited from issuing shares representing 30% or more of our outstanding equity in connection with an acquisition without shareholder approval by way of special resolution. In terms of Johannesburg Stock Exchange (“JSE”) Listings Requirements, an

acquisition or disposal constituting 30% or more of the market capitalization of the acquiring entity, will require shareholder approval. Consequently, these transactions, even if undertaken and announced, may not close.
An acquisition, investment or new business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the acquired company’s technology is not easily compatible with ours or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities, including litigation against the companies we may acquire. For one or more of those transactions, we may:
•issue additional equity securities that would dilute our shareholders;
•use cash that we may need in the future to operate our business;
•incur debt on terms unfavorable to us or that we are unable to repay or that may place burdensome restrictions on our operations;
•incur large charges or substantial liabilities; or
•become subject to adverse tax consequences, or substantial depreciation or amortization, deferred compensation or other acquisition-related accounting charges.
Any of these risks could materially and adversely affect our business, results of operations and financial condition.
We may not be able to increase sales of our solutions, which could materially and adversely affect our ability to grow our business and increase revenue.
We intend to increase sales of our solutions by increasing penetration in our existing markets and by entering new markets that represent a large potential source of demand for these solutions. Our success in increasing sales may be tied to a wide variety of factors, including demand for our services, price and service competition, our relationships with third party distributors and dealers, the rate of new vehicle sales, the oil price, general economic conditions and, in the case of our safety and security solutions, the perceived threat of vehicle theft and discounts offered by insurers.
Some car and truck manufacturers have begun installing factory fitted substitute products and services, such as certain GPS-based products, in new vehicles prior to their initial sale, which may preclude us from increasing sales to subscribers purchasing such vehicles. Our inability to market and sell our solutions to new customers, at or prior to the initial sale by the manufacturer, could materially and adversely affect our ability to grow our business and increase revenue.
In the Middle East and Australasia segment and the Americas segment, we generate significant revenues from the oil and gas sector, and we may not be able to diversify and/or successfully enter into new verticals, which could materially and adversely affect our ability to grow our business and increase revenue.
We depend on certain key suppliers and vendors to manufacture our hardware, and an interruption in the supply of our hardware could impair our production capacity, which would impact our ability to supply hardware to customers.
We currently purchase key GSM (Global System for Mobile communications) module components of our hardware from two key suppliers. These modules, as well as other electronic components used in the manufacture of our products, have extended lead times on orders, and are procured from China. We do not have volume commitments to or from these suppliers, and therefore cannot require them to deliver components to us. An interruption in the supply of components from these suppliers or a failure to identify the need to re-order components in a timely manner would significantly impact our operations and require us to identify and integrate our manufacturing and supply logistics with an alternate supplier, or use a substitute component, which could materially and adversely affect our business, results of operations and financial condition.
The components we use to manufacture hardware are predominately supplied by manufacturers and suppliers in China. The COVID-19 outbreak has adversely affected our procurement of components. Although lockdowns in various countries relating to the COVID-19 outbreak, including in China, have not impacted our operations in the short term, extended periods of lockdowns resulting in no or limited supply or delayed delivery or clearing by port authorities could impact our hardware manufacturing capacity. The pandemic has also impacted our ability to distribute the hardware to various operations globally due to ports being closed or clearing taking longer than normal.
Currently, we primarily depend on two vendors in South Africa to manufacture or assemble hardware, one of which changed during fiscal 2020. Each of these contracts is terminable on 12 months’ written notice. We have no financial control over, and limited operational influence on these vendors and the conduct of their businesses. These vendors could negatively impact our business by, among other things, extending delivery times, raising prices and limiting supply due to their own shortages and business requirements. Our two contract manufacturers produce different products for us and production capacities at these facilities are not interchangeable in the short term. If the facilities of one of our contract manufacturers were to suffer a major casualty event, it could take as much as three to five months, or longer, to replace production capacity. An extended interruption in the supply of hardware from our contract manufacturers could materially and adversely affect our production capacity and hence our ability to fulfill sales orders which could have a material adverse effect on our operations.
We depend on our network of dealers and distributors to sell our solutions and adverse changes in our relationships with significant dealers and distributors could cause a decline in sales.
We currently distribute our products to small fleet operators and consumers both directly and through various distribution channels, including automobile dealers, aftermarket automotive parts and service suppliers, and automobile insurers and retailers, which we collectively refer to as “distributors”.
We currently distribute our products to enterprise fleet customers, including large enterprise fleets and small fleet operators, both directly and through third parties, who are assigned specific geographic territories in which they can sell, which we refer to as “dealers.”
We are dependent on our dealers and distributors, who account for a substantial percentage of our total sales, and sales generated by certain dealers and distributors individually represent a meaningful percentage of our revenue. The terms of our agreements with our dealers do not usually include minimum purchase obligations, are specific to a geographic territory and are primarily non-exclusive. Our dealer agreements generally have a fixed initial term, after which they may be renewed or continue indefinitely if not terminated. This is subject to the right of either party to terminate on specified notice, generally ranging from 90 days to one year, or for breach. Similarly, our distributor agreements do not generally include minimum purchase obligations and consist principally of a commission agreement applicable to sales generated by the distributor. If our relationships with our dealers and distributors deteriorate, or if a dealer or distributor, or group of related dealers and distributors, accounting for a material portion of our sales elects not to do business with us in the future, our sales could decline materially, which could materially and adversely affect our business, results of operations and financial condition.
We depend on our cellular network providers for the transmission of data from installed in-vehicle devices to our data centers and we would incur significant costs if the services of these network providers became unavailable to us.
We contract with cellular network providers in each of our markets to provide cellular network services. These cellular networks transmit data from our customers’ in-vehicle devices to our data centers, where it is managed for the benefit of our customers. Certain of our installed in-vehicle devices contain a SIM card that is compatible with a specific cellular network provider. If a cellular network provider in one of our markets were to refuse to continue contracting with us for any reason or were to go out of business, we could incur significant costs related to the replacement of SIM cards for our customers and could suffer damage to our reputation and customer relationships. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.
The markets in which we participate are highly fragmented and competitive, with relatively low barriers to entry, and such competition could result in reduced operating margins, increased sales and marketing expenses, and the loss of market share.
The market for our solutions is highly fragmented, consisting of a significant number of vendors, with relatively low barriers to entry. Competition in our market is based primarily on:
•functionality and reliability;
•total cost of ownership;

•breadth and depth of application functionality for fleet deployments;
•product performance;
•interoperability;
•brand and reputation;
•customer service;
•distribution channels, including a global footprint and ability to service multinationals;
•regional geographic expertise, including localized language support, support for applicable government regulations and the ability to comply with local Internet and data privacy regulations;
•size of customer base and reference accounts within key industry segments;
•ability to deliver ongoing value and return on investment;
•ease of deployment and use;
•relevant industry domain expertise and functionality; and
•the financial resources of the vendor.
We compete with a number of companies in each of the geographic markets in which we operate. Such competition could result in reduced operating margins, increased sales and marketing expenses and the loss of market share, any of which would harm our operating results. We expect competition to intensify in the future with the introduction of new technologies, the use of mobile devices and new market entrants from outside the telematics industry, such as enterprise software vendors.
The market for safety and security solutions is highly competitive. We compete in the safety and security solutions market primarily on the basis of the technological innovation, value-added services offered, brand recognition, rate of successful recoveries of mobile assets, and quality and price of our products and services. Our most competitive market is the vehicle and mobile asset tracking and recovery solutions market, due to the existence of a wide variety of competing products and services, and alternative technologies that offer various levels of protection and tracking capabilities. Some of these competing products and services, such as certain GPS-based products, are installed in new cars by vehicle manufacturers prior to their initial sale, which may make it more difficult to compete for such subscribers. Furthermore, providers of competing services or products may extend their offerings to the locations in which we operate, or new competitors may enter the safety and security solutions market.
We could be exposed to product liability claims, which could result in significant damage to our reputation and material economic loss.
Our products, and the batteries that many of them contain, could malfunction and cause damage to our customers’ property. In particular, the rechargeable batteries in our in-vehicle devices may be prone to leakage due to environmental factors, such as extreme weather conditions or overuse. Leaks in these batteries could damage our customers’ in-vehicle devices and vehicles. Our safety and security solutions may be disabled or prove to be ineffective as a result of techniques employed by car thieves, or the discovery of technological weaknesses by such persons. If there were a systematic failure of any of our products, we could suffer significant damage to our reputation, and any insurance we maintain might not be sufficient to prevent us from suffering a material economic loss.
Failure of businesses to adopt fleet management solutions could reduce the demand for our solutions.
We derive, and expect to continue to derive, substantial revenue from the sale of subscriptions for fleet management solutions to commercial customers. Widespread acceptance and use of fleet management solutions is critical to our future revenue growth and success. If the market for fleet management solutions fails to grow, or grows more slowly than we currently anticipate, demand for our solutions would be negatively affected.
The market for fleet management solutions is subject to changing customer demand and trends in preferences. Some of the potential factors that could affect interest in and demand for fleet management solutions include:
•the effectiveness and reliability of solutions;
•fluctuations in fuel and vehicle maintenance costs, which are significant drivers of customer demand for fleet management solutions;

•assumptions regarding general mobile workforce inefficiency and the extent to which efficiency can be improved through fleet management solutions;
•the level of governmental and regulatory burden on the fields of transportation and occupational health and safety;
•the price, performance, features and availability of products and services that compete with ours;
•our ability to maintain high levels of customer satisfaction; and
•the rate of acceptance of web-based solutions generally.
Failure of businesses to adopt fleet management solutions could materially and adversely affect our business, results of operations and financial condition.
A decline in vehicle sales and/or an increase in the sales of factory-fitted GPS solutions in new vehicles in our markets could result in reduced demand for our solutions, which could materially and adversely affect our revenue.
A reduction in sales of new vehicles and/or an increase in factory-fitted GPS solutions in new vehicles could reduce our addressable market for solutions. New vehicle sales may decline for various reasons, including adverse changes in the general economic environment, a reduction in our customers’ discretionary spending, or an increase in new vehicle tariffs, taxes or gas prices. A decline in vehicle production levels or labor disputes affecting the automobile industry in the markets where we operate, may also impact the volume of new vehicle sales. A decline in sales of new vehicles in the markets in which we provide our solutions would result in reduced demand for such products and services, which could materially and adversely affect our business, results of operations and financial condition.
Demand for our fleet management solutions decreases when prices for crude oil and natural gas decrease, which could materially and adversely affect our revenue.
Demand for our fleet management solutions can fluctuate with the prices for crude oil and natural gas, which impact the attractiveness of our services and also directly affects our customers in the oil and gas industry, from whom we derive a significant portion of our revenues. Subscription revenues from oil and gas customers in fiscal year 2020 represented 26.1% of our total subscription revenue. Generally, lower oil and gas prices reduce the return on investment for many of our customers. Gains in fuel efficiency may lead to a relative decrease in the return on investment of our solutions perceived by our customers. The oil and gas industry is complex, and numerous geopolitical, economic, environmental and other factors affect pricing. Expectations for future crude oil and natural gas prices may affect our customers’ spending habits. Prolonged or substantial declines in crude oil and/or natural gas prices, or the perception that such prices will remain low, could materially and adversely affect our business, results of operations and financial condition.
Changes in practices of insurance companies in the markets in which we provide our solutions could materially and adversely affect demand for products and services.
We depend in part on the practices of insurance companies in some of our markets to support demand for certain of our products and services. For example, in South Africa, which is currently the largest market for our products and services, insurance companies either mandate the installation of tracking devices as a prerequisite for providing insurance coverage to owners of certain vehicles, or provide discounts on insurance premiums to encourage vehicle owners to subscribe to vehicle tracking and mobile asset recovery solutions such as ours. We benefit from insurance companies’ continued practice in the South African and certain other markets:
•accepting mobile asset location technologies such as ours as a preferred security product;
•providing premium discounts for using location and recovery products and services such as ours; and
•mandating the use of our products and services, or similar products and services, for certain vehicles.
If any of these policies or practices change, revenues from the sale of our products and services could decline, which would materially and adversely affect our business, results of operations and financial condition.

We face many risks associated with our existing and potential new international operations, which could prevent us from successfully expanding into new geographic markets, or operating successfully in existing geographic markets.
We are a global company with substantial assets located in a number of countries. We provide our services in more than 120 countries with 16 offices in 9 countries. In some international markets, customer preferences and buying behavior may be different, and we may use business or pricing models that are different from our traditional subscription model to provide fleet management solutions to customers in those markets, or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings.
In addition, expanding international operations into new territories may subject us to risks with which we have limited experience. These risks include:
•lack of familiarity with local markets, including legal and regulatory requirements;
•difficulties in finding and maintaining, or potentially replacing, local dealers and distributors;
•competing with established local competitors;
•laws favoring local competitors;
•the cost and burden of monitoring and complying with legal and regulatory requirements in new territories, and/or changes to existing legal and regulatory requirements, including those relating to the Internet and data privacy and security;
•fluctuations in currency exchange rates or restrictions on currency exchange;
•availability of US Dollars in countries highly dependent on resource exports;
•potentially adverse tax consequences, including the complexities of transfer pricing, value added or other tax systems, double taxation and restrictions and/or taxes on the repatriation of earnings;
•dependence on third parties, including some commercial partners with whom we may not have extensive experience;
•increased financial accounting and reporting burdens and complexities;
•political, social, and economic instability, terrorist attacks, and security concerns in general;
•reduced or varied protection for intellectual property rights in some countries; and
•increased exposure and vulnerability to claims that we have infringed on the intellectual property of third parties.
Operating in international markets requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in additional territories may not produce desired levels of revenue or profitability.
Our business and results of operations may be negatively impacted by the United Kingdom’s withdrawal from the European Union.

In June 2016, a referendum was held on the United Kingdom’s membership in the European Union, the outcome of which was a vote in favor of leaving the European Union (commonly referred to as “Brexit”). In March 2017, the U.K. government subsequently notified the European Union of the United Kingdom’s intention to withdraw, triggering under the treaties governing the European Union a two-year period of negotiation between the U.K. government and the other European Union member states, during which the terms of Brexit were to be agreed. The U.K officially stopped being a member of the European Union on 31 January 2020. A transitional period, to allow for negotiation, will end on 31 December 2020. During this period, all European Union rules, regulations and current trade agreements will continue to apply to the U.K.

Until the transitional negotiation process is completed, it is difficult to anticipate the potential impact on our operations. Either with or without an agreement in place, the results of our operations may be affected in a number of ways, including increasing currency exchange risk, generating instability in the global financial markets or negatively impacting the economies of the United Kingdom and Europe. The cost of servicing Europe from the United Kingdom may no longer be a viable option, and we may need to consider alternative options. The costs of having an U.K.-headquartered business may increase as a result of the potential weakening of the British Pound. Changes to existing trade agreements between Europe and the United Kingdom could lead to increased customs duties, tariffs and withholding taxes for the sale of our hardware and services from the United Kingdom into Europe, and may result in us being less profitable. As the transition process evolves, we will continue to assess its impact on us.

Security or privacy breaches in our electronic transactions, data and asset tracking sensors may expose us to additional liability or result in a loss of customers, either of which events could harm our business.
Any inability on our part to protect the information security of our platforms or the privacy of confidential information could have a material adverse effect on our profitability by exposing us to additional liability, increasing our expenses relating to resolution of these breaches and deterring users from using our products and services. Our systems and operations are vulnerable to damage or interruption from human error, a breach in cybersecurity, computer viruses, distributed denial of service attacks, spurious spam attacks, intentional acts of vandalism and similar events. We cannot assure you that our current security methods and measures will effectively counter evolving security risks, prevent future slowdowns or disruptions, protect against extraordinary attacks while addressing the security and privacy requirements of existing and future users. Any system failures, slowdowns or disruptions will likely result in unanticipated disruptions in service to our users, decreased levels of user satisfaction and significant negative effects on our reputation, which could materially and adversely affect our business.
We utilize third-party encryption and authentication technology providers to secure and review transmission of confidential information over the Internet, including private customer data such as bank account numbers and asset tracking data. Advances in technological capabilities, new discoveries in the field of cryptography, and a continually changing landscape of cybersecurity threats as well as other events or developments, could result in a compromise or breach of the technology we use to protect sensitive transaction data, including the technology provided by third-parties. If any such compromise of our data security, or the data security of our customers, were to occur, it could result in misappropriation of proprietary information or interruptions in operations, and have an adverse impact on our reputation or the reputation of our customers. If we are unable to detect and prevent unauthorized access to or use of confidential information including bank account numbers and asset tracking data, our business, results of operations and financial condition could be materially and adversely affected. Any such interruption or breach of our systems could also result in legal and reputational damage to our business, including legal claims and proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties, as well as remediation costs. We maintain cyber liability insurance, however, this insurance may not be sufficient to cover legal, reputational and financial losses that may occur as a result of an interruption or a breach of our systems.
Our operating results may be harmed if we are required to collect sales, use, services or other related taxes for our solutions in jurisdictions where we have not historically done so.
We do not believe that we are ordinarily required to collect sales, use, services or other similar taxes from our customers in certain jurisdictions. However, one or more countries or states may seek to impose sales, use, services, or other tax collection obligations on us, including for past sales. For example, the United Kingdom introduced a digital services tax with effect from April 1, 2020. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on the sale of our solutions, could result in substantial tax liabilities, including interest and penalty charges for past sales and decrease our ability to compete for future sales. We review applicable rules and regulations periodically and, when we believe sales and use taxes apply in a particular jurisdiction, we voluntarily engage tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in jurisdictions where we presently believe sales and use taxes are not due. Furthermore, we cannot be certain that we have recorded sufficient provisions on our consolidated financial statements to cover taxes.
Although our client contracts ordinarily provide that our clients must pay all applicable sales and similar taxes, they may be reluctant to pay back taxes, and may refuse responsibility for interest or penalties associated with those taxes. If we are unable to collect and pay back taxes and the associated interest and penalties, we will have incurred unplanned expenses that may be substantial.
The nature of our business results in our services being provided within multiple jurisdictions, including certain jurisdictions in which we may not have anticipated our services being provided or with which we may not have had prior dealings. Accordingly, there may be unforeseen obligations related to certain jurisdictions that were not identified or not adequately provided for in our contracts. These obligations could materially and adversely affect our financial position.

An actual or perceived reduction in vehicle theft and crime rates, may adversely impact demand for certain of our solutions, which could result in a loss of customers and a decline in growth.
Demand for our vehicle tracking and asset recovery solutions is influenced by prevailing or expected vehicle theft rates. Vehicle theft rates may decline as a result of various factors, such as the availability of improved security systems, implementation of improved or more effective law enforcement measures, and improved economic or political conditions in markets that have high theft rates. If vehicle theft rates in our markets decline significantly, or if vehicle owners or insurance companies believe that vehicle theft rates have declined or are expected to decline, demand for some of our products and services may decline, which could result in a loss of customers and a decline in growth.
We are subject to U.S. and other anti-corruption laws, trade controls, economic sanctions and similar laws and regulations, including those in the jurisdictions where we operate. Our failure to comply with these laws and regulations could subject us to civil, criminal and administrative penalties and harm our reputation.
Doing business on a worldwide basis requires us to comply with the laws and regulations of various foreign jurisdictions. These laws and regulations place restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act (the “FCPA”), various export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), as well as Australian and European sanctions. We monitor compliance in accordance with the ten principles as set out in the United Nations Global Compact Principles, the Organisation for Economic Co-operation and Development recommendations relating to corruption, and the International Labor Organization Protocol in terms of certain of the items to be monitored. As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption and trade control laws as well as sanctions regulations.
The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business, or securing any improper business advantage. It also requires us to keep books and records that accurately and fairly reflect our transactions. As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, the United Kingdom Bribery Act (the “Bribery Act”) which came into effect on July 1, 2011, extends beyond bribery of foreign public officials and also applies to transactions with individuals not employed by a government. The provisions of the Bribery Act are also more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Some of the international locations in which we operate, lack a developed legal system and have higher than normal levels of corruption.
Economic sanctions programs restrict our business dealings with certain sanctioned countries, persons and entities. In addition, because we act through dealers and distributors, we face the risk that our dealers, distributors and customers might further distribute our products to a sanctioned person or entity, or an ultimate end-user in a sanctioned country, which might subject us to an investigation concerning compliance with OFAC or other sanctions regulations.
Violations of anti-corruption laws, trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have developed policies and procedures as part of a company-wide compliance program that is designed to assist our compliance with applicable U.S. and international anti-corruption and trade control laws and regulations, including the FCPA, the Bribery Act and trade controls and sanctions programs administered by OFAC, and provide regular training to our employees to comply with these laws and regulations. However, there can be no assurance that all of our employees, consultants, partners, agents or other associated persons will not take actions in violation of our policies and these laws and regulations, or that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our local, strategic or joint venture partners take inside or outside of the United States, even though our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could materially and adversely affect our reputation, business, results of operations and financial condition. Our continued international expansion, including in developing countries, and our development of new partnerships and joint venture relationships worldwide, could increase the risk of FCPA, OFAC or Bribery Act violations in the future.

Operating in emerging markets subjects us to greater risks than those we would face if we only operated in more developed markets, which could increase our operating costs and inhibit our growth plan.
Emerging markets, including Africa, Eastern Europe, Mexico, the Middle East, Asia and South America, are subject to greater risks than more developed markets. The Middle East region is experiencing ongoing instability, which has affected and may continue to affect our growth in the region. The Brazilian market continues to experience political and economic issues such as high unemployment rates, high inflation rates and corruption allegations, which affect our growth in the region and our ability to introduce new services to the region. South Africa is experiencing political and economic issues which could affect our ability to maintain our existing customer base as well as our ability to grow our existing customer base. The political, economic and market conditions in many emerging markets present risks that could make it more difficult to operate our business successfully. These risks include:
•political and economic instability, including higher rates of inflation and currency fluctuations;
•higher levels of corruption, including bribery of public officials;
•loss due to civil strife, acts of war or terrorism, guerrilla activities and insurrection;
•a lack of well-developed legal systems which could make it difficult for us to enforce our intellectual property and contractual rights;
•logistical and communications challenges;
•potential adverse changes in laws and regulatory practices, including import and export license requirements and restrictions, tariffs, legal structures and tax laws;
•difficulties in staffing and managing operations and ensuring the safety of our employees;
•restrictions on the right to convert or repatriate currency or export assets;
•greater risk of uncollectable accounts and longer collection cycles; and
•introduction or changes to indigenization and empowerment programs.
Laws and regulations relating to the Internet and data privacy in the markets in which we operate are complex and continuously evolving, and compliance costs are high. As these laws and regulations continue to evolve, we may be required to increase our compliance-related expenditures, limit the manner in which we collect information, the types of information that we collect, or the solutions we offer, which may impede our ability to provide our solutions or reduce our profit margins in specific geographic regions.
Various laws and regulations associated with the Internet and data privacy are complex and increase our cost of doing business. Furthermore, these laws and regulations expose us to fines and penalties if we fail to comply with them. Although we have implemented procedures designed to comply with international practices and have established additional group policies, charters and procedures to assist in maintaining data privacy and data security, we have not undertaken a formal legal review to determine our compliance with data privacy and data security laws in jurisdictions outside of the U.K., the European Union and South Africa. The new privacy law in California, the California Consumer Privacy Act (“CCPA”), came into effect on January 1, 2020. Failure to comply to the CCPA (to the extent required) could result in penalties.
Furthermore, there can be no assurance that our employees, contractors and agents will comply with the policies and procedures we establish regarding data privacy and data security, particularly as we expand our operations through organic growth and acquisitions. While our employees may violate our policies and procedures, the Company remains responsible for, and obligated to implement, policies and procedures and enter into contracts with service providers that require appropriate protection. Any violations could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products in one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, results of operations and financial condition.
The transmission of data over the Internet and cellular networks is a critical component of our software-as-a-service (“SaaS”) business model. Additionally, as cloud computing continues to evolve, increased regulation by federal, state or foreign agencies becomes more likely, particularly in the areas of data privacy and data security. In addition, taxation of services provided over the Internet or other charges imposed by government agencies, or by private organizations for accessing the Internet, may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet, could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.
Our solutions and products enable us to collect, manage and store a wide range of data related to fleet management such as mobile asset location and fuel usage, speed and mileage. We obtain our data from a variety of sources, including our customers and third-party providers. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal data, as well as requirements that must be followed if a breach of such personal data occurs. The European Union and the United Kingdom have adopted legislation (including directives, national laws and regulations) that increase or change the requirements governing data collection, use, storage and disclosure of personal data in these jurisdictions. The current European Union legislation related to data protection is the General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018. We have updated and will continue to evaluate our group data protection and security policies, charters, and procedures to assist in maintaining data privacy and data security in line with international practices.
The Protection of Personal Information Act, No. 4 of 2013 (the “POPI Act”) was promulgated into law in South Africa in November 2013. Certain sections of the POPI Act came into effect on April 11, 2014, with the majority of the remaining sections (especially the sections that create compliance requirements) becoming effective on July 1, 2020. The POPI Act allows for a one year transition period from its commencement for all persons to comply with its requirements, being until June 30, 2021, where after the last remaining sections will come into effect. A failure to comply with the POPI Act may result in a fine not exceeding R10 million and/or imprisonment of up to 10 years, depending on the severity of the contravention.
We may also be subject to costly notification and remediation requirements if we, or a third party, determines that we have been the subject of a data breach involving personal data of individuals. Data breach notification regulations vary among the countries where we conduct business, and also vary among the states of the United States, and any breach of personal data could be subject to any number of these requirements.
As noted above, we have sought to implement internationally recognized practices regarding data privacy and data security. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities. Moreover, if future laws and regulations limit our customers’ ability to use and share this data or our ability to store, process and share data with our customers over the Internet, demand for our solutions could decrease and our costs could increase. We might also have to limit the manner in which we collect data, the types of personal data that we collect, or the solutions we offer. Any of these risks would materially and adversely affect our business, results of operations and financial condition.
A governmental challenge to our transfer pricing policies or practices could impose significant costs on us.
The group has intercompany transactions and consequently closely monitors the appropriateness of its transfer pricing policies and compliance therewith. The global transfer pricing environment, including with respect to operational and reporting requirements, is continuously evolving and subject to input from multiple sources and jurisdictions. These complexities require management to closely monitor new developments, which it does.
Many countries routinely examine transfer pricing policies of taxpayers subject to their jurisdiction, and authorities challenge transfer pricing policies aggressively where there is potential non-compliance and impose interest and penalties where non-compliance is determined. Although the documentation of and support for our transfer pricing policies has not been the subject of a governmental proceeding beyond examination to date, there can be no assurance that a governmental authority will not challenge these policies more aggressively in the future or, if challenged, that we will prevail. We could suffer costs related to one or more challenges to our transfer pricing.
Although South Africa signed the Multilateral Competent Authority Agreement on the Exchange of Country-by-Country (“CbC”) Reports on January 27, 2016, and published its CbC Reporting Regulations on December 23, 2016 (“CbC Regulations”), the Company is not under any obligation to file a CbC Report as its turnover is below the required threshold. In terms of the CbC Regulations, the ultimate parent entity of Multinational Enterprise Groups (“MNE Group”) with total consolidated group revenue of at least R10 billion (or €750 million should the MNE Group be headquartered outside of South Africa), must submit a CbC Report to the South African Revenue Service (“SARS”).

In addition to the CbC Regulations, any entity which has entered into cross-border related party transactions, which exceed or are reasonably expected to exceed R100 million per year in the aggregate, must submit a “Master File” and “Local File” to SARS.
MiX Telematics International meets this threshold and therefore is required to submit Master File and Local File returns.
Reduction in regulation in certain markets may adversely impact demand for certain of our solutions by reducing the necessity for, or desirability of, our solutions.
Regulatory compliance and reporting is driven by legislation and requirements, which are often subject to change, from regulatory authorities in nearly every jurisdiction globally. For example, in the United States, fleet operators can face numerous complex regulatory requirements, including mandatory Compliance, Safety and Accountability driver safety scoring, hours of service, compliance and fuel tax reporting. The reduction in regulation in certain markets may adversely impact demand for certain of our solutions, which could materially and adversely affect our business, financial condition and results of operations.
Failure to correctly implement a new Enterprise Resource Planning (“ERP”), Customer Relationship Management System (“CRM”) and billing system could have a material and adverse effect on our operations.
We have completed the implementation of a new fully-integrated ERP, CRM and billing system in the African Fleet Subsidiaries. The overall aim of these new systems is to enable management to achieve enhanced quality, reliability and timeliness of information; improve integration and visibility of information stemming from different management functions and countries; and optimize global management of corporate processes.
The adoption of a new ERP, CRM and billing system, which will replace the various accounting systems within our individual operations, poses several challenges relating to, among other things, project governance, migration of data, potential instability of the new system, communication of new rules and procedures, training of personnel and maintaining effective internal controls. We are aware of the potential risks associated with a global system implementation and intend to adopt mitigation plans and contingency plans, in order to ensure business continuity, this includes mitigating issues noted during the pilot implementation before embarking on the full roll-out. However, there can be no assurance that a new ERP, CRM and billing system will be successfully implemented and failure to do so could have a material adverse effect on our operations and ability to execute on our growth strategy.
As a result of the loss of our foreign private issuer status, we are now required to comply with the Exchange Act’s domestic reporting regime, which will cause us to incur significant legal, accounting and other expenses.
As of April 1, 2020, we no longer qualified as a “foreign private issuer” as such term is defined in Rule 405 under the Securities Act, which means that we are required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers as of such date. We are now required to comply with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), reporting and other requirements applicable to U.S. domestic issuers, which are more detailed and extensive than the requirements for foreign private issuers. We will have been required to make changes in our corporate governance practices in accordance with various SEC and New York Stock Exchange rules. In addition, our officers and directors are no longer exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchase and sales of our securities. As a result of such compliance, the regulatory and compliance costs to us under U.S. securities laws may be significantly higher than the cost we would have incurred as a foreign private issuer and therefore, we expect that the loss of foreign private issuer status will increase our legal and financial compliance costs and will make some activities highly time consuming and costly. We also expect that compliance with the rules and regulations applicable to U.S. domestic issuers, will make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors.

If the accounting estimates we make, and the assumptions on which we rely, in preparing our consolidated financial statements prove inaccurate, our actual results may be adversely affected.
Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions about, among other things, the assessment of expected cash flows used in evaluating goodwill and long-lived assets for impairment, the amortization period for deferred commissions, the determination of useful lives of the Company’s customer relationships, maintenance and warranty accruals, contingencies, the classification of devices and other hardware as in-vehicle devices (equipment) versus inventory based on the future expectation of the different types of customer contracts, income and deferred taxes, unrecognized tax benefits, valuation allowances on deferred tax assets and stock-based compensation. These estimates and assumptions affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, and related disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price. In addition, new accounting standards, amendments and interpretations of accounting standards have occurred and may occur in the future that could adversely affect our reported financial results.

We may be exposed to risks related to litigation and administrative proceedings that could materially and adversely affect our business, results of operations and financial condition.

Our business may expose us to litigation and administrative proceedings relating to labor, regulatory, tax proceedings, governmental investigations, tort claims, contractual disputes and criminal prosecution, among other matters, that could materially and adversely affect our business, results of operations, and financial condition. In the context of these proceedings, we may not only be required to pay fines or monetary damages but also be subject to sanctions or injunctions affecting our ability to continue our operations. While we may contest these matters vigorously and make insurance claims when appropriate, litigation and other proceedings are inherently costly and unpredictable, making it difficult to accurately estimate the outcome of actual or potential litigation or proceedings. Although we will establish provisions in accordance with the requirements of U.S. GAAP, the amounts that we reserve could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process. In addition, litigation and administrative proceedings can involve significant management time and attention and be expensive, regardless of outcome. During the course of any litigation and administrative proceedings, there may be announcements of the results of hearings and motions and other interim developments. If securities analysts or investors regard these announcements as negative, the trading price of our ordinary shares and ADSs may decline. For more information, see “Item 3. Legal Proceedings.”

Risks Relating to Intellectual Property
We have not traditionally relied on patents to protect our intellectual property, and we rely on trade secrecy laws, confidentiality agreements, confidentiality procedures and contractual restrictions to establish and protect our intellectual property rights, which provide only limited protection and may subject us to litigation.
Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. We rely primarily on trade secrecy laws, confidentiality agreements, confidentiality procedures and contractual restrictions to establish and protect our intellectual property rights, all of which provide only limited protection and may not currently, or in the future, provide us with a competitive advantage. Our confidentiality agreements with our employees, licensees, independent contractors and other advisers may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets or develop similar technologies and processes, and, in either event we would not be able to assert trade secret rights.
We also rely, to a limited extent, on patent, trademark and copyright law. A patent covering certain aspects of our Beam-e product was issued in South Africa during fiscal year 2014 and a patent covering a method for driver verification was issued during fiscal year 2015. A further patent application for an asset tracking system and method remains pending in Brazil. We have traditionally not sought patent protection over our intellectual property. As a result, we may not be able to successfully defend our intellectual property from third-party infringement.

We cannot assure you that any future trademark registrations will be issued for pending or future applications, or that any registered trademarks will be enforceable, or provide adequate protection of our proprietary rights, or that any such trademarks will not be challenged, invalidated, or circumvented.
Effective patent, trademark, copyright, and trade secret protection may not be available in every country in which our solutions are available, or where we have employees or independent contractors. In addition, the legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related industries are uncertain and continue to evolve. The steps we have taken, and will take, may not prevent unauthorized use, reverse engineering, or misappropriation of our technologies and we may not be able to detect any of the foregoing. Any of the foregoing events could materially and adversely affect our business, results of operations and financial condition.
An assertion by a third party that we are infringing on its intellectual property rights could subject us to costly and time-consuming litigation or expensive licenses.
The fleet management, mobile asset management and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Much of this litigation involves patent-holding companies or other adverse patent owners who have no relevant product revenues of their own, and against whom our own limited patent portfolio may provide little or no deterrence. We have been subject to such claims in the past and may face additional claims in the future.
We have not historically conducted comprehensive art searches to determine whether our solutions infringe the patent rights of third parties in our current markets, or those markets we may enter in the future. Third parties may assert that we are infringing on patents, of which we are currently unaware and that would have been disclosed by prior art searches if they had been conducted. Our status as a public company in the United States has raised our visibility and may invite holders of patents who have not previously sought to enforce them against us, to bring or threaten claims for infringement or seek to negotiate royalty or other payments from us. The fact that we have relatively few patents associated with our intellectual property means that we may not be able to successfully defend our intellectual property from third-party infringement. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.
We cannot assure you that we will prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development  delays, or require us to enter into royalty or licensing agreements. In addition, we are obligated to indemnify some of our customers and other contract counterparties against third parties’ claims of intellectual property infringement based on our solutions. If our solutions violate any third-party intellectual property rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms, or at all. Any efforts to redevelop our solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and operating results. Withdrawal of any of our solutions from the market could harm our business, financial condition and operating results.

Our software may contain undetected defects or software errors, which could result in damage to our reputation or market rejection of our products.
We must update our solutions quickly to keep pace with the rapidly changing market, including the third-party software and devices with which our solutions integrate, and we have a history of frequently introducing new releases. Our solutions and/or updates to our solutions could contain errors or defects, which were not detected during our review processes, especially when first introduced or when new versions are released. Our software may not be free from errors or defects, which could result in damage to our reputation or harm to our operating results.
We warrant that our hardware will be free of defects for various periods of time. The operation of the hardware is controlled by the firmware loaded on the hardware. We generally provide firmware updates to our fleet customers by “over-the-air” wireless communication of the updated firmware directly to our customers’ in-vehicle devices. If the firmware does not function as expected and it prevents the uploading of updated firmware, then the problem can not be corrected by an over-the-air update and will require direct servicing of the installed on-board computer by trained personnel, which imposes a very significant cost on us. Variations among communications protocols in the markets in which we operate increase the risk of error in the remote installation of firmware. Although we attempt to manage this risk by introducing firmware updates in stages, so that the success of deployment can be assessed on a small number of in-vehicle devices before the deployment risk is expanded to a larger customer base, there can be no assurance that we will be successful in detecting firmware operation and integration problems or otherwise in managing our exposure to remediation expense related to the deployment of firmware updates.
Our “over-the-air” transmission of firmware updates could permit a third party to disable our customers’ in-vehicle devices or introduce malware into our customers’ in-vehicle devices, which could expose us to widespread loss of service and customer claims.
“Over-the-air” transmission of our firmware updates may provide the opportunity for a third party, who has deep inside knowledge of our systems, to modify or disable our customers’ in-vehicle systems or introduce malware into our customers’ in-vehicle systems. No such incidents have occurred to date, but there can be no assurance that they will not occur in the future. Damage to our customers’ in-vehicle devices as a result of such incidents could only be remedied through direct servicing of their installed in-vehicle devices by trained personnel, which would impose a very significant cost on us, particularly if the incidents are widespread. Moreover, such incidents could expose us to widespread loss of service and claims by our customers under various theories of liability, the outcome of which would be uncertain. Third party interference with our over-the-air transmission of firmware, or with our customers’ in-vehicle devices during such process, could materially and adversely affect our business, financial condition and results of operations.
Any significant disruption in service on, or security breaches of, our SaaS platform or computer systems, could compromise our information, damage our reputation and result in a loss of customers.
Our brand, reputation, and ability to attract, retain, and serve our customers depend upon the reliable performance of our service and our customers’ ability to access our solutions at all times. Our customers rely on our solutions to make operating decisions related to their fleet, as well as to measure, store and analyze valuable data regarding their businesses. We collect and store sensitive data, including data transmitted from our customers’ in-vehicle devices concerning the location of their mobile assets, as well as personally identifiable information concerning our customers and employees. Our solutions are vulnerable to interruption and our data centers are vulnerable to damage or interruption from human error, intentional malicious acts, computer viruses or hackers, pandemics, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events, any of which could limit our customers’ ability to access our solutions. Prolonged delays or unforeseen difficulties in connection with adding capacity or upgrading our network architecture may cause our service quality to suffer. Any event that significantly disrupts our service or exposes our data to misuse could damage our reputation and harm our business and operating results, including causing us to issue credits to customers, subjecting us to potential liability, reducing our customer retention rates, or increasing our cost of acquiring new customers, any of which would have the effect of reducing our revenue and could materially and adversely affect our business, results of operations and financial condition.
Any breach of our data or system security could result in our customer data being accessed, publicly disclosed, lost or stolen, our business and operations being interrupted, a loss of confidence in our products and services and other negative consequences such as civil liability, including under laws that protect the privacy of personal information, and regulatory penalties, any or all of which could materially and adversely affect our business, financial condition and results of operations.

In addition, we store data, host our solutions and serve all of our customers from our servers, which are located at third-party data center facilities in Algiers in Algeria, Sydney in Australia, Muscat in Oman, Dublin in Ireland, and Virginia in the United States. While we control and have access to the servers and some of the physical components that are located in these external data centers, we do not control the operation of these facilities or certain equipment. Problems faced by our third-party data center locations, with the telecommunications network providers with whom they or we contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Third-party operators of our data centers could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our secure third-party data center operators or any of the service providers with whom they or we contract may have negative effects on our business, the nature and extent of which are difficult to predict.
In addition to data hosted at third party data centers, we have transitioned the vast majority of our data to cloud-based service platforms such as Amazon Web Services (“AWS”). The use of such service presents similar risks to the use of a conventional third party hosted environment, although at a level that is viewed internally as considerably lower. The use of cloud-based servicing may however present additional complexity which may be more easily managed using physical data centers, for example the jurisdiction of data and applicability of various laws and regulations denoting the transfer of data between jurisdictions is more complex in a cloud based environment.
Certain of our customer agreements currently, and may in the future, provide minimum service level commitments regarding items such as uptime, functionality or performance. If we are unable to meet the stated service level commitments for these customers, or suffer extended periods of service unavailability, we are or may be contractually obligated to provide these customers with credits for future subscriptions, provide services at no cost or pay other penalties, which could adversely impact our profitability. Additionally, if our contracted or physical capacity is unable to keep up with our growing needs, this could have an adverse effect on our business. Our disaster recovery systems are located at our third-party hosting facilities. We use a redundant architecture and regularly review and increase capacity. However, our systems have not been tested under all disaster conditions and may not have sufficient capacity to recover all data and services in the event of an outage. In the event of a disaster in which our disaster recovery systems are irreparably damaged or destroyed, we would experience interruptions in access to our services. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems with our solutions could harm our reputation and may damage our data. Interruptions in our services could materially and adversely affect our business, results of operations and financial condition, cause us to issue refunds to customers, subject us to potential liability, or adversely affect our subscriber retention rates.
In South Africa we are reliant on Eskom (South African Power Utility), which has had challenges in meeting the country’s power demand, resulting in load shedding and intermittent power outages. Although it has not resulted in our operations being impacted directly, not having power in some of the Global System for Mobile Communications ("GMS") signal towers may impact our ability to locate and track vehicles in that area.

Our solutions rely on third-party software and any inability to license such software from third parties could render our solutions ineffectual.
We rely on software and other intellectual property licensed from third parties, including mapping software and data from Google and Here, to develop and provide solutions to our customers. In addition, we may need to obtain future licenses from third parties to use software or other intellectual property associated with our solutions. We cannot assure you that these licenses will be available to us on acceptable terms, without significant price increases or at all. Any loss of the right or inability to obtain the right to use any such software or other intellectual property required for the development and maintenance of our solutions could result in interruptions in the provision of our solutions until equivalent technology is either developed by us, or, if available from others, is identified, obtained, and integrated, which could harm our business.
In addition, we incorporate some open source software into our platform. The terms of many open source licenses to which we are subject have not been interpreted by U.S. courts or courts of other jurisdictions, and there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our solutions, to re-develop our solutions, to discontinue sales of our solutions, or to release our proprietary software source code under the terms of an open-source license, any of which could adversely affect our business.

We depend on third-party technology, including cellular and GPS networks, and any disruption, failure or increase in costs could impede the functionality of our solutions.
Two critical links in our current solutions are between in-vehicle devices and GPS satellites, and between in-vehicle devices and cellular networks, which allow us to obtain location data and transmit it to our system. Increases in the fees charged by cellular carriers for data transmission or changes in the cellular networks, such as a cellular carrier discontinuing support of the network currently used by our in-vehicle devices, requiring retrofitting of our in-vehicle devices, could increase our costs and impact our profitability. We have initiated activities to migrate new installations to the next generation of cellular network compatibility, in order to maximize expected useful life of our in-vehicle devices. However, cellular carriers could in the future discontinue support for our currently utilized cellular technologies. Also, while we have included the ability to store GPS data in our in-vehicle devices in case of temporary cellular network connectivity failure, widespread disruptions or extended failures of the cellular networks would adversely affect our solutions’ functionality and utility and harm our financial results.
GPS is a satellite-based navigation and positioning system consisting of a network of orbiting satellites. These satellites and their ground support systems are complex electronic systems, subject to electronic and mechanical failures and possible sabotage and it is not certain that the U.S. government will remain committed to the operation and maintenance of GPS satellites in the future. In addition, technologies that rely on GPS depend on the use of radio frequency bands and any modification of the permitted uses of these bands may adversely affect the functionality of GPS and, in turn, our solutions. The satellites and their ground control and monitoring stations are maintained and operated by the U.S. Department of Defense, which does not currently charge users for access to the satellite signals and does not impose on the ability to access location data. We cannot assure that it will not do so in the future. Any disruption, failure, increase in costs or regulatory hurdles could impede the functionality and/or cost of our solutions, which could adversely affect our business. The communication systems that we use to host and transmit data may be subject to security incidents, which may also subject the Company to regulatory enforcement and client pressures.
Our solutions integrate with third-party technologies and if our solutions become incompatible with these technologies, our solutions would lose functionality and our customer acquisition and retention could be adversely affected.
Our solutions integrate with third-party software and devices to allow our solutions to perform key functions. We cannot guarantee that this ease of integration will continue or that we will be able to integrate with other products at all or without additional cost. Additionally, previously unidentified errors, viruses or bugs may also be present in third-party software that our customers use in conjunction with our solutions. Changes to third-party software that our customers use in conjunction with our solutions could also render our solutions ineffective. Customers may conclude that our software is the cause of these errors, bugs or viruses and terminate their subscriptions. The inability to easily integrate with, or the presence of any defects in, any third-party software could result in increased costs, or in delays in software releases or updates to our products until such issues have been resolved, which could damage our reputation and materially and adversely affect our business, results of operations and financial condition.
Risks Related to South Africa
Fluctuations in the value of the South African Rand have had, and will continue to have, a significant impact on our reported revenues and results of operations, which may make it difficult to evaluate our business performance between reporting periods and may also adversely affect the price of our ADSs.
The majority of our subscription agreements and operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the South African Rand. Currency fluctuations, particularly those in respect of the South African Rand, may positively or negatively impact our reported income and expenses due to the effects of translating the functional currency of our foreign subsidiaries into our reporting currency of U.S. Dollars.
The majority of our revenues are derived from currencies other than the U.S. Dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. Dollar, will negatively impact our revenues and income as reported in U.S. Dollars. The depreciation of the Rand may also negatively impact the prices at which our ADR’s trade.
Due to the significant fluctuation in the value of the South African Rand and its impact on our results, you may find it difficult to compare our results of operations between financial reporting periods. This difficulty may have a negative impact on the price of our ADSs and/or increase their volatility. During fiscal year 2020, the South African Rand weakened by 7.5% against the U.S. Dollar (Rand/U.S. Dollar exchange rate averaged R14.78 and fluctuated between a high of R17.92 and a low of R13.90). This compared to an average exchange rate of R13.75 during fiscal year 2019 (which fluctuated between a high of R15.43 and a low of R11.83). The South African Rand exchange rate is affected by various international and South African political factors and economic conditions resulting since the outbreak of the COVID-19 pandemic.
As stated above we operate internationally and are exposed to foreign exchange risk arising from various currency exposures, primarily with respect to the South African Rand, the Euro, the Australian Dollar, Brazilian Real and the British Pound. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Fluctuation in currency exchange rates impacts our operating results. We have implemented a foreign currency hedging policy to reduce our net exposure, on certain recognized assets and liabilities, to fluctuations in foreign currencies. Our policy is primarily based on economic hedging principles of managing certain of our on balance sheet risk, as opposed to using derivative financial instruments. We do not attempt to hedge currency translation risk. Our future attempts to hedge against foreign currency risk could be unsuccessful and expose us to losses.

If we do not achieve applicable black economic empowerment objectives in our South African businesses, we risk not being able to renew certain of our existing contracts which service South African government and quasi-governmental customers, as well as not being awarded future corporate and governmental contracts which would result in the loss of revenue.
The South African government established a legislative framework for the promotion of Broad-Based Black Economic Empowerment (“B-BBEE”). Achievement of B-BBEE objectives is measured by a scorecard which establishes a weighting for the various components of B-BBEE which relate to Ownership, Enterprise and Supplier Development and Socio-Economic Development. The B-BBEE codes are regularly updated.
It is important for us to achieve applicable B-BBEE objectives to ensure sustainability and contribute towards the realization of the National Development Plan 2030. In addition, B-BBEE objectives are pursued, in significant part, by requiring parties who contract with corporate, governmental and state owned enterprises in South Africa to achieve B-BBEE compliance through satisfaction of an applicable scorecard. Parties improve their B-BBEE contributor level when contracting with businesses that have earned good B-BBEE contributor levels in relation to their scorecards.
We have three material end-customers, which require MiX Telematics Enterprise SA Proprietary Limited to maintain at least a B-BBEE contributor level 3 as measured under the new B-BBEE Codes in addition to at least one requiring additional commitments in terms of Skills Development and Sub-Contracting of at least 30% of the contract value to a Small Black Owned Supplier. The value of these contracts represented 3.3% of our total revenue for fiscal year 2020. MiX Telematics Enterprise SA Proprietary Limited has attained the agreed compliance targets in fiscal year 2020 and furthermore improved not only their position on the scorecard to the highest level possible but also its Black ownership in particular that of Black Women following the conclusion of the sales of assets (properties) as allowed for in the B-BBEE Codes. Failing to achieve applicable B-BBEE objectives could jeopardize our ability to maintain existing business or to secure future business from corporate, governmental or State Owned Enterprises that could materially and adversely affect our business, financial condition and results of operations.
We face the risk of disruption from labor disputes and changes to South African labor laws, which could result in significant additional operating costs or alter our relationship with our employees.
Our operations may be materially affected by changes to labor laws. South African laws relating to labor that regulate work time, provide for mandatory compensation in the event of termination of employment for operational reasons, and impose monetary penalties for non-compliance with administrative and reporting requirements in respect of affirmative action policies, could result in significant costs. In addition, future changes to South African legislation and regulations relating to labor may increase our costs or alter our relationship with our employees. The resulting disruptions could materially and adversely affect our business, results of operations and financial condition.

Socio-economic inequality in South Africa or regionally may subject us to political and economic risks which may affect the ownership or operation of our business.
We are incorporated and own significant operations in South Africa. As a result, we are subject to political and economic risks relating to South Africa. South Africa was transformed from a racially based government into a democracy in 1994, with successful rounds of democratic elections held under a modern constitution during 1994, 1999, 2004, 2009, 2014 and most recently, in May 2019. The next national elections are scheduled to be held in 2024. We fully support government policies aimed at redressing the disadvantages suffered by the majority of citizens under the previous non-democratic dispensation and recognize that in order to implement these policies, our operations and profits may be impacted. However, South Africa faces many challenges in overcoming substantial racial differences in levels of economic and social development among its people. While South Africa features highly developed and sophisticated business sectors and financial and legal infrastructure at the core of its economy, large parts of the country’s black population, particularly in rural areas, do not have access to adequate education, health care, housing and other services, including water and electricity. In addition, South Africa also has a higher level of unemployment than the United States.
The ruling party which has controlled the South African government since democracy has committed itself to creating a stable, democratic, free market economy, which it has achieved to a great extent. It remains difficult however, to predict the future political, social and economic direction of South Africa or the manner in which any future government will attempt to address the country’s inequalities. It is also difficult to predict the impact that addressing these inequalities will have on our business. Furthermore, there has been regional, political and economic instability in countries neighboring South Africa, which could materially and adversely affect our business, results of operations and financial condition.
Although political conditions in South Africa are generally stable, changes may occur in the composition of its ruling party or in its political, fiscal and legal systems which might affect the ownership or operation of our business, which may, in turn, materially and adversely affect our business, financial condition and results of operations. These risks may include changes in legislation, arbitrary interference with private ownership of contract rights, and changes to exchange controls, taxation and other laws or policies affecting foreign trade or investment and could materially and adversely affect our business, financial condition and results of operations. Any changes in investment ratings, regulations and policies or a shift in political attitudes both within and towards South Africa are beyond our control and could materially and adversely affect our business, financial condition and results of operations.
A lack of growth, high inflation or increased interest rates in the South Africa economy could reduce our anticipated revenue and increase our operating costs.
The Reserve Bank in a press release dated 21 May 2020, estimated and expects GDP to contract by 7.0%. The same press release indicated that GDP is expected to grow by 3.8% in 2021 and 2.9% in 2022. The International Monetary Fund, on April 15, 2020, revised South Africa’s growth forecast, and indicated that the economy is expected to contract by 5.8% in 2020.
Ratings Agency Moody’s foresee the South African economy going into recession and gross domestic product (GDP) contracting 6.5% in real terms. Additionally, the economy of South Africa has in the past and may in the future continue to be characterized by rates of inflation and interest rates that are substantially higher than those prevailing in the United States and other highly developed economies. These characteristics may be exacerbated by the fact that all three major ratings agencies downgraded the South African credit ratings to Non-Investment Grade Speculative:
•Standard & Poor's further lowered the South African sovereign credit rating further into non-investment grade on April 29, 2020;
•Fitch maintained a sub-investment grade and changed the outlook to negative on April 3, 2020; and
•Moody’s initially maintained an investment grade with a negative outlook on November 1, 2019, however have changed the rating to sub-investment grade on March 27, 2020.
Consequently, economic conditions in South Africa could reduce our anticipated revenue growth, increase our South African-based costs, decrease our operating margins and adversely affect our ability to obtain cost-effective debt financing in South Africa.

Our financial flexibility could be constrained by South African currency restrictions, which, in turn, could hinder our normal corporate functioning.
South African companies are subject to exchange control limitations, which could hinder our normal corporate functioning, particularly given our significant expansion outside of South Africa in recent years. Exchange controls have been relaxed in recent years and may continue to be relaxed. However, South African companies remain subject to certain restrictions on their ability to raise and deploy capital outside of the Southern African Common Monetary Area, which includes South Africa, Namibia, Lesotho and Swaziland. These restrictions have affected the manner in which we have financed our acquisitions outside South Africa. These restrictions or any adverse changes to these restrictions could materially and adversely affect our business, results of operations and financial condition.
Risks Relating to an Investment in our Ordinary Shares and ADSs
Sales of our ordinary shares may adversely affect the prices of our ordinary shares and ADSs.
Sales of substantial amounts of our ordinary shares in the public market, including sales by our officers, directors and principal shareholders, or the perception that such sales may occur, could adversely affect the prevailing market price of our ordinary shares or our ADSs as well as our ability to raise capital through an offering of our securities. In the future, we may also sponsor the sale of shares currently held by some of our shareholders, or issue new shares. We can make no prediction as to the timing of any such sales or the effect, if any, that future sales of our ordinary shares, or the availability of our ordinary shares for future sale, will have on the market price of our ordinary shares or ADSs prevailing from time to time.
The price of our ordinary shares or ADSs may be volatile and fluctuate significantly, which could result in substantial losses for investors.
Market prices for our securities may be volatile in response to various factors, some of which are beyond our control. Such volatility could negatively impact the perceived value and market prices of our ordinary shares or ADSs. In addition to the risks described in this ‘Risk Factors’ section of the annual report, some of the factors that may cause these market prices to fluctuate include:
•actual or anticipated fluctuations in our financial results or the financial results of our competitors;
•loss of existing customers or inability to attract new customers;
•actual or anticipated changes in our growth rate;
•our announcement of results for a financial reporting period that are lower than expected, whether caused by our results of operations or by currency fluctuations;
•changes in estimates of our financial results or recommendations by securities analysts;
•failure of any of our solutions to achieve or maintain market acceptance;
•changes in market valuations of similar companies;
•changes in our capital structure, including issuances or repurchases of securities or the incurrence of debt;
•announcements by us or our competitors of significant products, technologies, services, contracts, acquisitions, or strategic alliances;
•success of competitive products or services;
•regulatory developments in South Africa, the United States or other countries;
•actual or threatened litigation involving us or our industry;
•additions or departures of key personnel;
•breaches of security;
•general perception of the future of the fleet and mobile asset management market or our solutions;
•sales of ADSs or ordinary shares by our shareholders;
•the outbreak of COVID-19 globally and the impact thereof on our results, economic activities, the business of various sectors and the adverse market conditions created as a result of the pandemic;

•ADS price and volume fluctuations attributable to inconsistent trading volume levels of the ADSs; and
•changes in general economic, industry, and market conditions.
We issue quarterly press releases and other disclosure of our financial results. Our quarterly operating results will fluctuate in the future as a result of a variety of factors, including, but not limited to, impact of COVID-19 on our business and the businesses of our customers, our ability to accurately forecast revenue and appropriately plan our expenses, long sales cycles for our enterprise fleet management solutions, service outages or security breaches and any related occurrences which could impact our reputation as well as fluctuations in currency exchange rates. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our ordinary shares and the ADSs could decline substantially.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may materially harm the market price of our ordinary shares and ADSs. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and harm our business, operating results, and financial condition.
Exchange rate volatility may adversely affect the market price of the ADSs and any dividends payable to ADS holders.
As discussed above and further discussed below, there have been significant fluctuations in the exchange rate between the South African Rand and the U.S. Dollar, specifically since the outbreak of COVID-19 and the adverse market conditions created as a result. Unforeseen events in international markets, fluctuations in interest rates, changes in capital flows, political developments or inflation rates may cause further exchange rate instability that could, in turn, depress the value of the South African Rand, thereby decreasing the U.S. Dollar value of the ADSs and any dividends or distributions paid on the ordinary shares underlying the ADSs.
Our shares trade on more than one market and this may result in price variations.
Our ordinary shares have been traded on the JSE since 2007, and the ADSs have been traded on the New York Stock Exchange (the “NYSE”) since August 2013. Trading in our ordinary shares and ADSs on these markets takes place in U.S. Dollars on the NYSE and South African Rand on the JSE, and at different times, resulting from different time zones, trading days and public holidays in the United States and South Africa. The trading prices of our ordinary shares and ADSs on these two markets may differ due to these and other factors. Any decrease in the price of our ordinary shares on the JSE could cause a corresponding decrease in the trading price of the ADSs on the NYSE.
We reported a material weakness in our internal controls over financial reporting. If we fail to remediate the material weaknesses identified which prohibits us from maintaining proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors' and customers' view of us.
Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal control that materially affect, or are reasonably likely to materially affect, internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
In 2020, we identified a material weakness related to ineffective financial close and reporting controls in the areas of management review of financial statement information and independent review of journal entries in our South African-based reporting segments. For a discussion of the material weakness and our remediation efforts, see Item 9A, Controls and Procedures, in this Annual Report on Form 10-K. We cannot assure you that our efforts to remediate this internal control weakness will be successful or that other material weaknesses will not occur. The material weakness that was reported in our Annual Report on Form 20-F for the year ended March 31, 2019, related to access restrictions and segregation of duties within our Africa operating segment, was remediated as of March 31, 2020.

If we fail to remediate the current material weakness and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business, and investors’ and customers’ views of us. In addition, if we identify any additional material weaknesses in the future, the disclosure of that fact, even if quickly remediated could reduce the market’s confidence in our financial statements and negatively affect the trading price of the ADSs.
Certain provisions of South African law may limit or otherwise discourage a takeover or business combination that could otherwise benefit our shareholders.
Various transactions including, without limitation, those which result in a person, or a group of persons acting in concert, holding shares entitled to exercise or cause to be exercised 35% or more of the voting rights at meetings of our shareholders will be subject to the Fundamental Transactions and Takeover Regulations (the “Takeover Regulations”), promulgated in terms of Section 196 of the Companies Act, which are regulated by the Takeover Regulation Panel. The Takeover Regulations impose various obligations in such circumstances including the requirement of an offer to minority shareholders.
A transaction will be subject to the approval of the competition authorities in terms of the Competition Act, No. 89 of 1998, as amended (the “Competition Act”), if it results in the acquisition of “control”, as defined in the Competition Act and otherwise falls within the scope of the Competition Act. The Competition Act prohibits a transaction within its scope from being implemented without the necessary approvals.
To the extent applicable, a transaction may be subject to the JSE Listings Requirements as well as the approval of the Exchange Control Department of the South African Reserve Bank, and other applicable regulatory bodies. In addition, certain fundamental transactions such as mergers, amalgamations, schemes of arrangements and sales of a majority of a company’s assets, require the approval of shareholders exercising 75% of the voting rights at a shareholders meeting, and if 15% or more of a company’s shareholders vote against the transaction, any dissenting shareholder may, within five days, require the company, at its expense, to obtain court approval before implementing the resolution. Even if less than 15% of the shareholders vote against the resolution, any dissenting shareholder may apply to court for a review of the transaction. Such regulations, including the Takeover Regulations and the Competition Act, may have the effect of delaying, deferring or preventing a change in control of us including an extraordinary transaction (such as a merger, tender offer, scheme of arrangement or sale of all or substantially all of our assets) that might provide a premium price for our shareholders.
We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our ordinary shares or ADSs less attractive to investors.
We are a “smaller reporting company” as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies, including simplified executive compensation disclosures in our filings. We cannot predict whether investors will find our ordinary shares or ADSs less attractive because of our reliance on any of these exemptions. If some investors find our ordinary shares or ADSs less attractive as a result, there may be a less active trading market for such securities. As a result, investors in our ordinary shares or ADSs may experience a decrease, which could be substantial, in the value of such securities, including decreases unrelated to our operating performance or prospects, or a complete loss of their investment.

The concentration of ownership of our capital stock limits your ability to influence corporate matters.
At July 10, 2020, our executive officers, directors, current 5% or greater shareholders and entities affiliated with them, beneficially own 33% of our ordinary shares. This significant concentration of share ownership may adversely affect the trading price for our ordinary shares and the ADSs because investors often perceive disadvantages in owning stock in companies with concentrated share ownership. In addition, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Shareholders owning greater than 25% of our outstanding ordinary shares will have the ability to block certain corporate actions, including the issuance of additional equity securities for cash. See “Certain provisions of South African law may limit our ability to issue securities and access the capital markets in the future, which could hinder our ability to raise capital in the future.” Consequently, this concentration of ownership may have the effect of exacerbating the delays and limitations on capital market transactions and could materially and adversely affect our business, results of operations and financial condition.

Certain provisions of South African law may limit our ability to issue securities and access the capital markets in the future, which could hinder our ability to raise capital in the future.
The authority of our Board of Directors to issue additional securities is limited by the JSE Listings Requirements and certain provisions of the Companies Act and our Memorandum of Incorporation, and as a result we may be unable to access the capital markets on a timely basis when it is opportune to do so. Under the JSE Listings Requirements, the issuance of equity securities, or securities convertible into equity securities, for cash by our Board of Directors requires shareholder approval, either by means of a specific authority for a specific transaction or by way of a general authority, for a limited time period. If a general authority is not in place, we may experience extended delays and uncertainty in seeking shareholder approval for financing transactions and as a result we may be unable to execute financing transactions with available investors, on advantageous terms or at all. Moreover, while a general authority could allow our Board of Directors to issue for cash additional ordinary shares representing up to 30% of the ordinary shares outstanding at the time of the general authorization, as a practical matter, shareholders in the South African market are often reluctant to grant general authorities up to the 30% threshold. The Company has sought a general authority to issue equity securities, or securities convertible into equity securities, for cash, limited to 5% of the ordinary shares outstanding at the time the general authorization is sought. A general authorization would not permit our Board of Directors to issue ordinary shares for cash with a greater than 10% discount to the 30-day volume-weighted average price, as of the issuance date, which, if we were to experience significant financial difficulties in the future, could prevent us from obtaining funds when needed. Shareholders owning greater than 25% of our outstanding ordinary shares have the ability to block an issuance of ordinary shares for cash. The Company has sought a further limited authority approving the placement of the authorized but unissued shares of the Company under the control of directors who may issue such shares in their discretion.  This authority, if approved by a majority of shareholders, is only valid until the Company’s next annual general meeting or until renewed; is in line with the Memorandum of Incorporation and provides limited flexibility to execute financing transactions or any approval of a general authorization to our Board of Directors. While we will be able to issue non-convertible debt securities without shareholder approval, we will not be able to grant any voting rights to debt holders, which would be likely to increase the cost of any such debt issuance to the Company.
The relative volatility and illiquidity of the South African securities markets may substantially limit your ability to sell the ordinary shares underlying the ADSs at the price and time you desire.
Our ordinary shares are listed for trading on the JSE. Investing in securities that trade in emerging markets, such as South Africa, often involves greater risk than investing in the securities of issuers in the United States, and such investments are generally considered to be more speculative in nature. The South African securities market is substantially smaller, less liquid, more concentrated and can be more volatile than major securities markets in the United States. The South African securities market were also severely impacted by the outbreak of COVID-19. There is also significantly greater concentration in the South African securities markets than in major securities markets in the United States. At July 10, 2020, the JSE total market capitalization amounted to R17 091.03 billion ($1 014.63 billion) and this market capitalization was represented by 345 companies. Accordingly, although you are entitled to withdraw the ordinary shares underlying the ADSs from the depositary at any time, your ability to sell such shares at a price and time you desire may be substantially limited. The Bank of New York Mellon (“BNYM”) serves as the depositary (the “depositary”) with respect to the ADSs.
Holders of our ADSs in the United States may have difficulty bringing actions, and enforcing judgements, against us, our directors and our executive officers based on the civil liabilities provisions of the federal securities laws or other laws of the United States or any state thereof.
We are incorporated in South Africa, however half of our directors and the majority of our senior management reside within of the United States. The rest of the directors, senior management and certain experts names herein, either reside in South Africa or other jurisdictions. A portion of the assets of these persons and substantially all of the Company’s assets are therefore located outside of the United States. As a result, it may not be possible for investors to enforce against these persons or us a judgement obtained in a United States court predicated upon the civil liability provisions of the federal securities or other laws of the United States or any state thereof. South Africa is also not party to any international treaty or convention relating to the enforcement of foreign judgements.
A foreign judgement is not directly enforceable in South Africa, but constitutes a cause of action which will be enforced by South African courts provided that:
•the court that pronounced the judgement had jurisdiction (under its own laws) to entertain the case according to the principles recognized by South African law with reference to the jurisdiction of foreign courts, the defendant must have been resident or at least present in the foreign court’s jurisdiction at the commencement of the action, or must have submitted to that court’s jurisdiction either contractually or by conduct, in the latter instance, by defending the case on its merits;
•the judgement is final and conclusive (that is, it cannot be altered by the court which pronounced it);
•the judgement has not lapsed or been satisfied;
•the recognition and enforcement of the judgement by South African courts would not be contrary to public policy, including observance of the rules of natural justice which require that the documents initiating the United States proceeding were properly served on the defendant and that the defendant was given the right to be heard and represented by counsel in a free and fair trial before an impartial tribunal;
•the judgement was not obtained by fraudulent means;
•the judgement does not involve the enforcement of a penal or revenue law of the foreign state; and
•the enforcement of the judgement is not otherwise precluded by the provisions of the South African Protection of Businesses Act of 1978, as amended.
It is the policy of South African courts to award compensation for the loss or damage actually sustained by the person to whom the compensation is awarded. Although the award of punitive damages is generally unknown to the South African legal system that does not mean that such awards are necessarily contrary to public policy. Whether a judgement was contrary to public policy depends on the facts of each case. Exorbitant, unconscionable, or excessive awards will generally be contrary to public policy. South African courts cannot enter into the merits of a foreign judgement and cannot act as a court of appeal or review over the foreign court. South African courts will usually implement their own procedural laws and, where an action based on an international contract is brought before a South African court, the capacity of the parties to the contract will usually be determined in accordance with South African law.
It is doubtful whether an original action based on U.S. federal securities laws may be brought before South African courts. A plaintiff who is not a resident in South Africa may be required to provide security for costs in the event of proceedings being initiated in South Africa. Furthermore, the Rules of the High Court of South Africa require that documents executed outside South Africa must be notarially authenticated for the purpose of use in South Africa.
Holders of the ADSs may not receive dividend payments, which could cause you to lose some or all of the value of any dividend distribution.
Under the terms of our deposit agreement with the depositary for the ADSs, the depositary will convert any cash dividend or other cash distribution we pay on the ordinary shares underlying the ADSs into U.S. Dollars, if it can do so on a reasonable basis and can transfer the U.S. Dollars to the United States. If this conversion is not possible or if any government approval becomes necessary and cannot be obtained, the deposit agreement allows the depositary to distribute the foreign currency only to those ADS holders to whom it is permissible to do so. If the exchange rate fluctuates significantly during a time when the depositary cannot convert the foreign currency or distribute a payment to you, you may lose some or all of the value of any dividend distribution. We consider the issuance of such dividends on a quarter-by-quarter basis.
ADS holders may be subject to additional risks related to holding ADSs rather than ordinary shares.
ADS holders do not hold ordinary shares directly and thus are subject to, among others, the following additional risks:
•as an ADS holder, we will not treat you as one of our shareholders and you will not be able to exercise shareholder rights, except through the depositary as permitted by the deposit agreement;
•distributions on the ordinary shares represented by your ADSs will be paid to the depositary, and before the depositary makes a distribution to you on behalf of your ADSs, any withholding taxes that must be paid will be deducted. Additionally, if the exchange rate fluctuates during a time when the depositary cannot convert the foreign currency, you may lose some or all of the value of the distribution; and
•we and the depositary may amend or terminate the deposit agreement without the ADS holders’ consent in a manner that could prejudice ADS holders.

You must act through the depositary to exercise your voting rights, as a result of which you may be unable to exercise your voting rights on a timely basis.
As a holder of ADSs, and not the ordinary shares underlying your ADSs, we will not treat you as one of our shareholders and you will not be able to exercise shareholder rights. The depositary will be the holder of the ordinary shares underlying your ADSs, and ADS holders will be able to exercise voting rights with respect to the ordinary shares represented by the ADSs only in accordance with the deposit agreement relating to the ADSs. There are practical limitations on the ability of ADS holders to exercise their voting rights due to the additional procedural steps involved in communicating with these holders. For example, holders of our ordinary shares will receive notice of shareholders’ meetings by mail, the securities exchange news service of the JSE or by other means and will be able to exercise their voting rights by either attending the meeting in person or voting by proxy. ADS holders, by comparison, will not receive notice directly from us. Instead, in accordance with the deposit agreement, we will provide notice to the depositary as soon as practicable of any applicable meeting date. If we ask it to do so, the depositary will mail to holders of ADSs the notice of the meeting and a statement as to the manner in which voting instructions may be given by holders as soon as practicable after receiving notice from us of any such meeting. Subject to satisfaction of the foregoing standard, there is no specified number of days within which the depositary must mail ADS holders the notice of meeting and voting instructions. To exercise their voting rights, ADS holders must then instruct the depositary as to voting the ordinary shares represented by their ADSs. Due to these procedural steps involving the depositary, the process for exercising voting rights may take longer for ADS holders than for holders of ordinary shares. The ordinary shares represented by ADSs for which the depositary fails to receive timely voting instructions may not be voted at all.
Judgements of South African courts with respect to the ADSs will be payable only in South African Rand, which could expose any prevailing party to exchange rate risk until the judgement is collected.
If proceedings are brought in a South African court seeking to enforce the rights of holders of the ADSs, any judgement made in favor of such holders, even if the judgement is on an obligation deemed to be denominated in U.S. Dollars, could only be made or awarded in South African Rand based on the exchange rate in effect at the time the judgement is entered. The prevailing party in such proceeding would therefore bear exchange rate risk until the judgement could be collected and converted into another currency.
By purchasing ADSs, holders will irrevocably submit to the jurisdiction of state or federal courts in New York, New York in connection with any legal suit, action or proceeding relating to the deposit agreement or the ADSs.
By purchasing ADSs or an interest therein, holders of ADSs irrevocably agree that any legal suit, action or proceeding against or involving us or the depositary, arising out of or based upon the deposit agreement or the ADSs, may only be instituted in a state or federal court in New York, New York, and by purchasing ADSs or an interest therein holders irrevocably waive any objection to the laying of venue of any such proceeding. We have agreed to indemnify the depositary and its agents under certain circumstances. Neither the depositary nor any of its agents will be liable to holders or beneficial owners of ADSs or interests in ADSs for any indirect, special, punitive or consequential damages (including, without limitation, lost profits) of any form incurred by any person or entity, whether or not foreseeable and regardless of the type of action in which such a claim may be brought.
There is a risk that we will be classified as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. holders of ordinary shares or the ADSs.
We may be classified as a PFIC for U.S. federal income tax purposes, which could result in adverse U.S. federal income tax consequence to U.S. holders.
Based on the current price of our ADSs and the composition of our income and assets, we do not believe that we are a PFIC for U.S. federal income tax purposes for our current taxable year ended March 31, 2020. However, a separate determination must be made after the close of each taxable year as to whether we are a PFIC. We cannot assure you that we will not be a PFIC for any future taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held an equity share or an ADS, certain adverse U.S. federal income tax consequences could apply to the U.S. holder.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of July 10, 2020, the following were the material properties that we owned or leased, used primarily for office space:

Property	Owned or Leased	Lease Expiration	Square Footage
South Africa
Howick Close, Waterfall Park, Midrand, South Africa	Leased	August 2024	46,499
Howick Mews, Waterfall Park, Midrand, South Africa	Leased	March 2021	11,364
Blaauwklip Office Development & Park, Stellenbosch, South Africa	Leased	July 2024	17,158
Blaauwklip Office Development & Park, Stellenbosch, South Africa	Leased	Area 1 - November 2020; Area 2 - June 2020	10,936
Unit C4, Heron Crescent, Century Square, Cape Town, South Africa	Leased	September 2021	2,809
7/8 Holwood Crescent, La Lucia Ridge, South Africa	Leased	October 2024	9,085
United States
Suite 100, 750 Park of Commerce Blvd., Boca Raton, Florida, USA	Leased	August 2022	7,390
Suite 110, 750 Park of Commerce Blvd., Boca Raton, Florida, USA	Leased	August 2022	2,816
Suite 27, 1181 S Rogers Circle, Boca Raton, Florida, USA	Leased	October 2021	2,326
United Kingdom
6170 & 6180, Birmingham Business Park, Solihull Parkway, Birmingham, UK	Leased	June 2023	5,280
Suites 39-40 Cherry Orchard North, Kembrey Park, Swindon, Wiltshire, UK	Leased	August 2023	2,906
Australia
Suite 3, 281 Hay Street, Subiaco, Australia	Leased	May 2021	5,091
Suite 1, 28 Fortescue Street, Spring Hill, Brisbane, Queensland, Australia	Leased	June 2020	1,679
United Arab Emirates
Building 6EA, Office 610, Dubai Airport, Free Zone, Dubai, United Arab Emirates	Leased	July 2022	2,770
Brazil
Avenue Marques De São Vicente, Brazil	Leased	June 2022	2,045

We believe that our facilities are adequate for our current needs and that suitable additional space will be available as needed to accommodate any potential expansion.

ITEM 3. LEGAL PROCEEDINGS
Section 11D Allowances Relating to Tax Assets Recognized

MiX Telematics International Proprietary Limited (“MiX International”), a subsidiary of the Company, is eligible for a 150% allowance for research and development spend in terms of section 11D of the South African Income Tax Act. During fiscal years prior to 2017, the additional 50% tax deduction was disallowed on certain projects because the South African Department of Science and Innovation (“DSI”) was of the view that the amounts claimed did not constitute qualifying expenditures. After a lengthy legal process, the DSI advised, during January 2020, that these expenditures were approved, resulting in our recognition of a current tax asset of $0.5 million that previously was not recognized because it was not considered more likely than not that it would be realized.

Competition Commission Matter

On April 15, 2019, the Competition Commission of South Africa (the “Commission”) referred a matter to the Competition Tribunal of South Africa (“Tribunal”). The Commission contends that the Company and a number of its channel partners have engaged in market division. Should the Tribunal rule against MiX Telematics, the Company may be liable for an administrative penalty under the Competition Act, No. 89 of 1998. The Company had cooperated fully with the Commission during its preliminary investigation. We cannot predict the timing of a resolution or the ultimate outcome of the matter, however, the Company and its external legal advisers continue to believe that we have consistently adhered to all applicable laws and regulations and that the referral from the Commission is without merit. We have therefore not made any provisions for this matter as yet as we do not believe that an outflow of economic resources is probable.

The Ugandan Value Added Tax (“VAT”) matter

The Ugandan Revenue Authorities (“URA”) have reviewed MiX Telematics’ cross-border services and assert that VAT is payable on these imported services in terms of the place of supply rules included within its local VAT legislation. On January 18, 2018, MiX East Africa instituted proceedings in the Tax Appeals Tribunal to challenge the URA’s decision on this matter based on the interpretation of the law and calculation errors by the URA. MiX East Africa appeared in front of the Tax Appeals Tribunal on a number of occasions to present its defense, but the Tax Appeals Tribunal ruled in favor of the URA. On September 19, 2019, MiX East Africa appealed the decision to the High Court of Uganda. This matter is ongoing, and provisions have been made based on current information at hand.

From time to time, we have been and may become involved in further legal proceedings arising in the ordinary course of our business and, while there can be no assurance, the Company currently believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information
The principal market for the ordinary shares of MiX Telematics Limited is the JSE, and the ordinary shares are traded under the symbol “MIX.” The Company’s ADSs are listed on the NYSE and are traded under the symbol “MIXT”. BNYM serves as depositary with respect to the ADSs.

Holders of record
As of July 10, 2020, there were 1,540 holders of record of our ordinary shares.

Dividends policy
Following the completion of our initial public offering of ADSs in fiscal year 2014, we discontinued our policy of declaring regular dividends in order to increase the funds available to pursue opportunities for more rapid growth.

During fiscal year 2016, the board of directors reintroduced the Company’s policy of paying regular dividends. Dividend payments are currently considered on a quarter-by-quarter basis.

Securities authorized for issuance under equity compensation plans
Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Purchases of equity securities by the issuer and affiliated purchasers
On May 23, 2017, the Company's Board of Directors approved a share repurchase program of up to R270 million (equivalent of $15.1 million as of March 31, 2020) under which the Company may repurchase its ordinary shares, including American Depositary Shares ("ADSs"). The Company may repurchase its shares from time to time at its discretion through open market transactions and block trades, based on ongoing assessments of the capital needs of the Company, the market price of its securities and general market conditions. This share repurchase program may be discontinued at any time by the Board of Directors, and the Company has no obligation to repurchase any amount of its securities under the program. The repurchase program will be funded out of existing cash resources.

Fiscal 2018 purchase
During fiscal 2018 the following purchases had been made under the share repurchase program:

Period	Total number of shares repurchased	Average price paid per share (1) R	Shares canceled under the share repurchase program	Total value of shares purchased as part of publicly announced program R’000	Maximum value of shares that may yet be purchased under the program R’000
Month
June 2017	5,015,660	3.72	5,015,660	18,666	251,334
	5,015,660		5,015,660	18,666	251,334

(1) Including transaction costs.

Table below shows the equivalent U.S Dollar amounts, converted at the average monthly exchange rate for the month of the purchase.

Period	Total number of shares repurchased	Average price paid per share (1) $	Shares canceled under the share repurchase program	Total value of shares purchased as part of publicly announced program $’000	Maximum value of shares that may yet be purchased under the program $’000
Month
June 2017	5,015,660	0.29	5,015,660	1,447	19,489
	5,015,660		5,015,660	1,447	19,489

(1) Including transaction costs.

Subsequent to the repurchase, the shares were delisted and now form part of the authorized unissued share capital of the Company.

Fiscal 2019 purchase
During fiscal 2019 the following purchases had been made under the share repurchase program:

Period	Total number of shares repurchased	Average price paid per share (1) R	Shares canceled under the share repurchase program	Total value of shares purchased as part of publicly announced program R’000	Maximum value of shares that may yet be purchased under the program R’000
Month
October 2018	9,157,695	8.03	9,157,695	73,548	177,786
	9,157,695		9,157,695	73,548	177,786

(1) Including transaction costs.

Table below shows the equivalent U.S Dollar amounts, converted at the average monthly exchange rate for the month of the purchase.

Period	Total number of shares repurchased	Average price paid per share (1) $	Shares canceled under the share repurchase program	Total value of shares purchased as part of publicly announced program $’000	Maximum value of shares that may yet be purchased under the program $’000
Month
October 2018	9,157,695	0.55	9,157,695	5,069	12,253
	9,157,695		9,157,695	5,069	12,253

(1) Including transaction costs.

Subsequent to the repurchase, the shares were delisted and now form part of the authorized unissued share capital of the Company.

Fiscal 2020 purchase
During fiscal 2020 the following purchases had been made under the share repurchase program:

Period	Total number of shares repurchased	Average price paid per share (1) R	Shares canceled under the share repurchase program	Total value of shares purchased as part of publicly announced program R’000	Maximum value of shares that may yet be purchased under the program R’000
Month
July 2019	27,500	8.54	—	235	177,551
August 2019	13,789,250	8.62	—	118,890	58,661
December 2019	166,615	7.25	—	1,207	57,454
January 2020	2,850,914	8.34	—	23,766	33,688
February 2020	21,722	7.95	3,039,251	173	33,515
	16,856,001	8.54	3,039,251	144,271	33,515

(1) Including transaction costs.

Table below shows the equivalent U.S Dollar amounts, converted at the average monthly exchange rate for the month of the purchase.

Period	Total number of shares repurchased	Average price paid per share (1) $	Shares canceled under the share repurchase program	Total value of shares purchased as part of publicly announced program $’000	Maximum value of shares that may yet be purchased under the program $’000
Month
July 2019	27,500	0.61	—	17	12,634
August 2019	13,789,250	0.57	—	7,859	3,878
December 2019	166,615	0.50	—	84	3,984
January 2020	2,850,914	0.58	—	1,655	2,346
February 2020	21,722	0.53	3,039,251	12	2,232
	16,856,001	0.58	3,039,251	9,627	2,232

(1) Including transaction costs.

Share repurchases in Q3 2020 and Q4 2020 were delisted in Q4 2020 and now form part of the authorized unissued share capital of the Company.

ITEM 6. SELECTED FINANCIAL DATA
As a “smaller reporting company”, we are not required to provide the information required by this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in Item 8 of this annual report on Form 10-K.
This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our future results may vary materially from those indicated as a result of the risks that affect our business, including, among others, those identified in “Forward-Looking Statements” and “Item 1A. Risk Factors”.
Overview
We are a leading global provider of fleet and mobile asset management solutions delivered as SaaS. Our solutions deliver a measurable return by enabling our customers to manage, optimize and protect their investments in commercial fleets, mobile assets or personal vehicles. We generate actionable intelligence that enables a wide range of customers, from large enterprise fleets to small fleet operators and consumers, to reduce fuel and other operating costs, improve efficiency, enhance regulatory compliance, promote driver safety, manage risk and mitigate theft. Our solutions mostly rely on our proprietary, highly scalable technology platforms, which allows us to collect, analyze and deliver information based on data from our customers’ vehicles. Using intuitive, web-based interface, reports or mobile applications, our fleet customers can access large volumes of real-time and historical data, monitor the location and status of their drivers and vehicles and analyze a wide number of key metrics across their fleet operations.
In fiscal year 2020, we collected data on an average of approximately 193 million trips per month representing as many as 10.1 billion vehicle locations per month. We have a global presence, with subscribers located in over 120 countries across six continents for whom we collectively tracked and managed over 818,000 subscribers at March 31, 2020.
We were founded in 1996 and we have offices in South Africa, the United Kingdom, the United States, Uganda, Brazil, Mexico, Australia, Romania, Thailand and the United Arab Emirates as well as a network of more than 130 fleet partners worldwide. MiX Telematics shares are publicly traded on the Johannesburg Stock Exchange (JSE: MIX) and MiX Telematics American Depositary Shares are listed on the New York Stock Exchange (NYSE: MIXT).
We derive the majority of our revenues from subscriptions to our fleet and mobile asset management solutions. Our subscriptions generally include access to our SaaS solutions, connectivity, and in many cases, use of an in-vehicle device. We also generate revenues from the sale of in-vehicle devices, which enable customers to use our subscription-based solutions, installation services of our in-vehicle-devices and driver training for fleet customers. We generate sales through the efforts of our direct sales teams, staffed in our regional sales offices, and through our global network of distributors and dealers. Our direct sales teams focus on marketing our fleet solutions to global and multinational enterprise accounts and to other large customer accounts located in regions of the world where we maintain a direct sales presence. Our direct sales teams have industry expertise across multiple industries, including oil and gas, transportation and logistics, government and municipal, bus and coach, rental and leasing, and utilities. In some markets, we rely on a network of distributors and dealers to sell our solutions on our behalf. Our distributors and dealers also install our in-vehicle devices and provide training, technical support and ongoing maintenance for the customers they support.
Through March 31, 2020, we were subject to the reporting requirements of the Exchange Act applicable to foreign private issuers (“FPIs”). We therefore prepared our consolidated financial statements in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”). As of April 1, 2020 we transitioned to domestic filer status and, therefore, our consolidated financial statements for fiscal 2020 were prepared in accordance with U.S. GAAP. The financial information for fiscal years 2018 and 2019 in the discussion below has been presented in accordance with U.S. GAAP.

We believe the large and growing market for fleet and mobile asset management solutions will provide us with significant growth opportunities going forward. We seek to capitalize on these growth opportunities and manage the factors affecting our performance, including the level of subscription and hardware revenues, fluctuations in the value of the South African Rand (our functional currency), an evolving mix of subscribers with different revenue and cost economics, varying economic conditions in our markets (e.g., the oil and gas sector), changing customer needs and long sales cycles for our enterprise fleet management solutions. See “Factors Affecting Our Performance”, for more information on these factors.
We intend to grow our revenue by adding new customers, selling more subscriptions to existing customers, and expanding our customer base to include industry sectors, customer segments and geographic regions beyond those that we currently serve. We will also continue to evolve our portfolio of products and services by introducing new innovative solutions.
Impact of COVID-19
In December 2019, a novel strain of coronavirus was reported in China (“COVID-19”). In January 2020, the World Health Organization (“WHO”) declared this outbreak a Public Health Emergency of international concern and, subsequently, it was declared a pandemic in March 2020. The outbreak continued to spread globally, affecting global economic activity and financial markets. We are unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact on our customers and other factors identified in Item 1A. "Risk Factors - The extent to which the coronavirus (“COVID-19”) outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict." in this Form 10-K.
Business, employees and operations
Due to extensive measures implemented by various governments, all of our employees were required to work remotely, with the exception of our staff working in our monitoring centers, which were classified as an essential service. We have implemented appropriate safeguards for these centers. In addition, we have modified certain business and workforce practices (including extended work from home requirements, suspension of certain business travel and cancellation of physical participation in meetings, events and conferences) and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by governmental and regulatory authorities.
COVID-19 has disrupted the operations of our customers and channel partners, our operations and the results of our operations. COVID-19 currently has had and, we believe, will continue to have an adverse impact on global economies and financial markets. For example the continued economic uncertainty in the oil and gas sector has resulted in significant declines in our customer’s fleet sizes whilst similar disruption is evident in our bus and coach vertical following significantly reduced demand for public transport as a result of various governmental shut downs in multiple jurisdictions in which we operate in. This has and will continue to have a negative impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. During the last month of fiscal 2020 we experienced a small contraction in our subscriber base as a result of the impact of COVID 19, we expect this net contraction to continue into fiscal year 2021, and this together with certain pricing concessions, is likely to result in a decrease in reported subscription revenues.

Cash resources and liquidity
Based on our internal projections we believe that we have sufficient cash reserves to support us for the foreseeable future. Further details on our cash resources and borrowings available under our credit facilities are provided in the liquidity and capital resources section below.
Financial position and impairments
We have taken into account the impact of COVID-19, to the extent possible, on our financial statements as at reporting date. However, future changes in economic conditions related to COVID-19 could have an impact on future estimates and judgements used, particularly those relating to Goodwill sensitivities and impairment assessments, as well as expected credit losses. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Key Financial Measures and Operating Metrics
In addition to financial measures based on our consolidated financial statements, we monitor our business operations using various financially and non-financially derived metrics.
Subscription Revenue
Subscription revenue represents subscription fees for our solutions, which include the use of our SaaS fleet management solutions, connectivity, and in many cases, our in-vehicle devices. Our subscription revenue is driven primarily by the number of subscribers and the monthly price per subscriber, which varies depending on the services and features customers require, hardware options, customer size and geographic location.
Subscription revenue has increased as a percentage of total revenue. In fiscal years 2018, 2019 and 2020, subscription revenue represented 83.8%, 85.7% and 87.6% respectively, of our total revenue. In fiscal years 2018, 2019 and 2020, our top 10 customers represented 24.5%, 24.9% and 23.7% respectively, of our subscription revenue.
Subscribers
Subscribers represent the total number of discrete services we provide to customers at the end of the period.

	Fiscal Year Ended March 31,
	2018	2019	2020
Subscribers	676,866	750,455	818,487

Factors Affecting Our Performance

Level of Subscription Revenue and Hardware Revenue
We have historically been focused on growing our recurring subscription revenue base and entering into more fully bundled deals. As a result of an increase in the total subscriber base, and due to new and existing subscribers moving to fully-bundled subscriptions, subscription revenue has increased as a percentage of revenue. In fiscal year 2020, subscription-based revenues accounted for 87.6% of our total revenues, up from 85.7% in 2019 and 83.8% in 2018. Due to the uncertainty surrounding the level of business disruption as a result of the spread of COVID-19, the Company suspended its practice of issuing financial guidance and expects that subscription revenue could decline in fiscal 2021.

As market conditions improve globally, we believe that we will be well positioned to grow our base of subscribers, by adding both fully-bundled subscriptions; subscriptions where the hardware has been purchased upfront and various add-on solutions that can drive incremental average revenue per user (“ARPU”) expansion over time. We intend to maintain our investment in sales and marketing and continue to attract new subscribers by introducing attractive new features and services.

Additionally, we believe we have the opportunity to expand our fleet management market share among our existing customer base by demonstrating our value proposition, growing with the customer, introducing new and innovative value-added solutions and displacing legacy fleet management solutions.

Fluctuations in Exchange Rates
Revenue from our international operations has historically represented a substantial portion of our total revenue. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect our reported income and expenses as expressed in U.S. dollars (our reporting currency). The South African Rand is the functional currency for the Company. Currency fluctuations in the South African Rand may positively or negatively impact our reported income and expenses due to the effects of translating the functional currency of our foreign subsidiaries into Rand at different average exchange rates and then translating into our reporting currency of U.S. Dollars.

In fiscal year 2020, the Rand weakened by 7.5% against the U.S. Dollar and by 4.2% against the British Pound, as shown in the table below.

	Average exchange rate for Fiscal Year Ended March 31,
	2018	2019	2020
South African Rand for U.S. Dollars (per $1.00)	12.99	13.75	14.78
% movement	(7.6)%	5.9%	7.5%
South African Rand for British Pound (per £1.00)	17.21	18.03	18.78
% movement	(6.6)%	4.8%	4.2%

We expect continued exchange rate volatility in the South African Rand against other major currencies. The South African Rand has been even more volatile due to the uncertain economic conditions including the effect of COVID-19 and it is uncertain how long this will continue. As of July 21, 2020, the South African Rand/U.S. Dollar exchange rate was 16.51, 11.7% weaker than the average exchange rate for fiscal 2020. We expect a near-term impact on our financial results based on the more than 20% weakening of the South African Rand year-over-year.
Mix of Subscribers with Different Revenue and Cost Economics
We offer services to a wide range of customers, from large enterprise vehicle fleets to small fleet operators and consumers. The subscription revenue and cost per subscriber and the subscriber retention pattern differ by type of subscriber. For example, our entry-level consumer solution, Beam-e, is characterized by lower revenue and lower cost per subscriber compared to our large enterprise solutions. Small fleet and consumer customers will enter into and terminate contracts much more frequently than our enterprise customers, thereby affecting subscriber retention. As the mix of our subscriber base evolves, the average revenue per subscriber and average cost per subscriber is likely to change.
Varying Economic Conditions in our Markets
We seek to capitalize on opportunities and manage risks in our key markets, which are geographically dispersed with subscribers located in more than 120 countries worldwide. Overall, we believe that our presence across multiple geographic markets and our exposure to multiple economies provides us with diversification from the risk of changing economic conditions in any one country or region. Other macroeconomic factors, such as expectations for future crude oil and natural gas prices, affect our customers’ spending habits. Prolonged or substantial declines in crude oil and/or natural gas prices, or the perception that such prices will decrease in the future, negatively impacts our net subscriber growth and hardware sales in this sector. In addition to macroeconomic changes, performance in any given region may vary due to multiple factors, including growth in subscribers, the overall profile of the customer base (for example, in Africa, we have a significant consumer subscriber base), the services and hardware options selected by particular subscribers and our distribution strategy in the region.
Changes in regional conditions require management to formulate strategic responses that safeguard our financial position and maintain our balanced approach to producing revenue growth, profitability and cash flow.
Changing Customer Needs and Ongoing Investment in Technology
We continuously analyze market trends and opportunities in the various geographies in which we operate and have identified an opportunity to increase subscription revenue growth by the addition of new products and services in certain of the regions in which we operate. Our investment in software development is core to our business strategy. Our software teams employ an agile software development methodology. We have made a significant investment in product development, and we have routinely been among the first to market with innovative solutions and features that cater to the needs of our customers. For example, in fiscal 2019 we launched MiX Now our self-service, plug and play offering for small fleet operators. This easy to use system helps companies monitor and manage the behavior and performance of their vehicles and drivers.

Long Sales Cycle for Our Enterprise Fleet Management Solutions
From period to period, our revenues may fluctuate depending upon the customer contracts we have secured. The typical sales cycle for large enterprise fleet management solutions contracts may be long, especially by comparison to the sales cycle for our consumer solutions. It may also be difficult for us to predict the timing of when we will enter into enterprise fleet management contracts.

Longer sales cycles for large contracts, for both customers who purchase in-vehicle devices and those who opt for the fully bundled option, may affect the comparability of financial results in certain segments. Our revenue may fluctuate from period to period depending on the level and timing of hardware sales, while subscription revenue growth is also impacted by the timing of the rollout of large enterprise fleets. We are focused on mitigating these long sales cycles and the associated volatility by enhancing our sales pipeline management process, by increasing our sales and marketing investment levels (due to investments in the Americas) and by diversifying our customer segment focus.
Investment in Sales and Marketing
We offer our solutions in over 120 countries through a combination of our direct and indirect marketing efforts. Our sales and marketing strategy is segmented by geographic region and customer type in order to cost effectively target and acquire new customers. In certain regions, we sell subscriptions of our fleet management solutions to large enterprise fleets through our direct sales force. In other regions, and for sales to small fleet operators and consumers, we work with an extensive distribution network of regional partners and national distribution dealers. Through our central services organization headquartered in South Africa, we provide common marketing, product management, technical and distribution support to each of our regional sales and marketing operations. We continue to focus on growth and expect to continue to invest in sales and marketing to grow our customer base and to expand within existing customers.
Basis of Presentation and Key Components of Our Results of Operations
In fiscal year 2020, we managed our business in six segments which include Africa, Americas, Brazil, Europe and the Middle East and Australasia (our regional sales offices (“RSOs”)), and our CSO. CSO is our central services organization that wholesales our products and services to our RSOs which, in turn, interface with our end-customers, distributors and dealers. CSO is also responsible for the development of our hardware and software platforms and provides common marketing, product management, technical and distribution support to each of our other operating segments.
The CODM, who is responsible for allocating resources and assessing performance of the reportable segments, has been identified collectively as the executive committee and the Chief Executive Officer who make strategic decisions. Segment performance is measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a non-GAAP measure which uses net income, determined under International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board, as a starting point. Prior to the publication of the financial results for the year ended March 31, 2020, the Company published results under IFRS only, which is the reason for the CODM using a segment performance measure based on IFRS.
In determining Segment Adjusted EBITDA, the margin generated by CSO, net of any unrealized intercompany profit, is allocated to the geographic region where the external revenue is recorded by our RSOs. The costs remaining in CSO relate mainly to research and development of hardware and software platforms, common marketing, product management and technical and distribution support to each of the RSOs.

Each RSO’s results therefore reflects the external revenue earned, as well as the Segment Adjusted EBITDA earned (or loss incurred) before the remaining CSO and corporate costs allocations. Segment assets are not disclosed as this information is not reviewed by the CODM.
Revenue
The majority of our revenue is subscription-based. Consequently, growth in subscribers influences our subscription revenue growth. However, other factors, including, but not limited to, the types of new subscribers we add and the timing of entry into subscription contracts also play a significant role. The price and terms of our customer subscription contracts vary based on a number of factors, including fleet size, hardware options, geographic region and distribution channel. In addition, we derive revenue from the sale of in-vehicle devices, which are used to collect, generate and transmit the data used to enable our SaaS solutions.
Our customer contracts typically have a three to five year initial term. Following the initial term, most fleet customers elect to renew for fixed terms ranging from one to five years. Our third party dealers are typically billed monthly based on active connections. Some of our customer agreements, including our consumer subscriptions, provide for automatic monthly or yearly renewals unless the customer elects not to renew its subscription. Our consumer customer contracts in South Africa are governed by the Consumer Protection Act, which allows customers to cancel without paying the full balance of the contract amount. Our fleet contracts and our customer contracts outside of South Africa are generally non-cancellable.
Cost of Revenue
Cost of revenue associated with our subscription revenue consists primarily of costs related to cellular communications, infrastructure hosting, third-party data providers, service contract maintenance costs, commission expense related to third party dealers or distributors (commission is capitalized and amortized unless the amortization period is 12 months or less) and depreciation of our capitalized installed in-vehicle devices. Cost of sales associated with our hardware revenue includes the cost of the in-vehicle devices, cost of hardware warranty, shipping costs, custom duties, and commission expense related to third party dealers or distributors. We capitalize the cost of in-vehicle devices utilized to service customers, for customers selecting our bundled option, and we depreciate these costs from the date of installation over their expected useful lives.
We expect that cost of revenue as a percentage of revenue will vary from period to period depending on our revenue mix, including the proportion of our revenue attributable to our subscription-based services. The majority of the other components of our cost of revenue are variable and are affected by the number of subscribers, the composition of our subscriber base, and the number of new subscriptions sold in the period.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and wages to sales and marketing employees, commissions paid to employees, travel-related expenses, and advertising and promotional costs. We pay our sales employees commissions based on achieving subscription targets and we capitalize commission and amortize it (unless the amortization period is 12 months or less). Advertising costs consist primarily of costs for print, radio and television advertising, promotions, public relations, customer events, tradeshows and sponsorships. We expense advertising costs as incurred. We plan to continue to invest in sales and marketing in order to grow our sales and build brand and category awareness.
Administration and Other Charges
Administration and other charges consist primarily of salaries and wages for administrative staff, travel costs, professional fees (including audit and legal fees), real estate leasing costs, expensed research and development costs and depreciation of fixed assets including vehicles and office equipment and amortization of intangible assets. We expect that administration and other charges will increase in absolute terms as we continue to grow our business.
Research and Development
For additional disclosures in respect of research and development, technology and intellectual property please refer to “Item 1. Business”
Taxes
In fiscal years 2018, 2019 and 2020 our effective tax rates were 15.4%, 39.9% and 47.2% respectively, compared to a South African statutory rate of 28%. Taxation mainly consists of normal statutory income tax paid or payable and deferred tax on any temporary differences.
Our effective tax rate may vary primarily according to the mix of profits made in various jurisdictions and the impact of certain non-deductible/(non-taxable) foreign exchange movements. A reconciliation of the actual tax rate to the South African tax rate of 28% is disclosed in note 8 to the consolidated financial statements. As a result, significant variances in future periods may occur.

Non-GAAP Financial Information
We use certain measures to assess the financial performance of its business. Certain of these measures are termed “non-GAAP measures” because they exclude amounts that are included in, or include amounts that are excluded from, the most directly comparable measure calculated and presented in accordance with U.S. GAAP, or are calculated using financial measures that are not calculated in accordance with U.S. GAAP. These non-GAAP measures include Adjusted EBITDA, Adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per share.

An explanation of the relevance of each of the non-GAAP measures, a reconciliation of the non-GAAP measures to the most directly comparable measures calculated and presented in accordance with U.S. GAAP and a discussion of their limitations is set out below. We do not regard these non-GAAP measures as a substitute for, or superior to, the equivalent measures calculated and presented in accordance with U.S. GAAP or those calculated using financial measures that are calculated in accordance with U.S.GAAP.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are two of the profit measures reviewed by the chief operating decision maker (“CODM”). We define Adjusted EBITDA as the income before income taxes, net interest income, net foreign exchange gains/(losses), depreciation of property and equipment including capitalized customer in-vehicle devices, amortization of intangible assets including capitalized internal-use software development costs and intangible assets identified as part of a business combination, stock-based compensation costs, restructuring costs and profits/(losses) on the disposal or impairments of assets or subsidiaries. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total revenue.

We have included Adjusted EBITDA and Adjusted EBITDA margin in this annual report because they are key measures that the Company’s management and Board of Directors use to understand and evaluate its core operating performance and trends; to prepare and approve its annual budget; and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA and Adjusted EBITDA margin can provide a useful measure for period-to-period comparisons of the Company’s core business. Accordingly, the Company believes that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating its operating results.

A reconciliation of net income to Adjusted EBITDA for the year, the most directly comparable financial measure presented in accordance with U.S GAAP is presented below.

Reconciliation of net income to Adjusted EBITDA for the year

	2018	2019	2020
	(In thousands)
Net income for the year	$13,952	$14,810	$10,987
Plus: Income tax expense	2,536	9,815	9,829
Less: Net interest income	(385)	(233)	(67)
Plus/(less): Foreign exchange losses/(gains)	390	(28)	610
Plus: Depreciation (1)	11,693	12,492	16,149
Plus: Amortization (2)	3,831	3,876	3,823
Plus: Impairment of long-lived assets	199	62	6
Plus: Stock-based compensation costs	797	511	660
Less: Net profit on sale of property and equipment	(98)	(43)	(270)
(Less)/Plus: Restructuring costs	(57)	221	(1)
Adjusted EBITDA	$32,858	$41,483	$41,726
Adjusted EBITDA margin	24.9%	28.9%	28.6%

(1) Includes depreciation of owned property and equipment (including in-vehicle devices).
(2) Includes amortization of intangible assets (including intangible assets identified as part of a business combination).

Our use of Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these performance measures in isolation from, or as a substitute for, analysis of our results as reported under U.S. GAAP.

Some of these limitations are:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;
•Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to the Company;
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure; and
•certain of the adjustments (such as restructuring costs, impairment of long-lived assets and others) made in calculating Adjusted EBITDA are those that management believes are not representative of our underlying operations and, therefore, are subjective in nature.

Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA margin alongside other financial performance measures, including income from operations, net income and our other results.

Basic and Diluted non-GAAP Net Income per share

Non-GAAP net income is defined as net income excluding net foreign exchange gains/(losses) net of tax.
We have included non-GAAP earnings per share in this annual report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange gains/(losses) net of tax and associated tax consequences from earnings. Accordingly, we believe that non-GAAP earnings per share provides useful information to investors and others in understanding and evaluating our operating results.

Reconciliation of non-GAAP net income
	For the year ended March 31,
	2018	2019	2020
	(In thousands)
Net income for the year	$13,952	$14,810	$10,987
Net foreign exchange losses/(gains)	390	(28)	610
Income tax effect of net foreign exchange losses/(gains)	(2,263)	3,495	4,028
Non-GAAP net income	$12,079	$18,277	$15,625

Weighted average number of ordinary shares in issue
Basic (’000)	561,088	563,578	553,653
Diluted (’000)	572,824	583,741	567,879

Constant Currency Information

Constant currency information has been presented in the sections below to illustrate the impact of changes in currency rates on the Company’s results. The constant currency information has been determined by adjusting the current financial reporting year’s results to the prior year’s average exchange rates, determined as the average of the monthly exchange rates applicable to the year. The measurement has been performed for each of the Company’s currencies, including the South African Rand and British Pound. The constant currency growth percentage has been calculated by utilizing the constant currency results compared to the prior year results.

The constant currency information represents non-GAAP information. We believe this provides a useful basis to measure the performance of our business as it removes distortion from the effects of foreign currency movements during the period.

Due to the significant portion of our customers who are invoiced in non-U.S. Dollar denominated currencies, we also calculate our subscription revenue growth rate on a constant currency basis, thereby removing the effect of currency fluctuation on our results of operations.
Refer to discussion below for the annual constant currency growth. The following tables provide the constant currency reconciliation to the most directly comparable GAAP measure for the fiscal years shown:

Subscription Revenue

	For the year ended March 31,
	2018	2019	% Change	2019	2020	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$110,399	$123,150	11.5%	$123,150	$127,570	3.6%
Conversion impact of U.S Dollar/other currencies	—	5,244	4.8%	—	6,294	5.1%
Subscription revenue on a constant currency basis	$110,399	$128,394	16.3%	$123,150	$133,864	8.7%

Hardware and Other Revenue

	For the year ended March 31,
	2018	2019	% Change	2019	2020	% Change
	(In thousands, except for percentages)
Hardware and other revenue as reported	$21,382	$20,555	(3.9)%	$20,555	$18,080	(12.0)%
Conversion impact of U.S Dollar/other currencies	—	613	2.9%	—	728	3.5%
Hardware and other revenue on a constant currency basis	$21,382	$21,168	(1.0)%	$20,555	$18,808	(8.5)%

Total Revenue

	For the year ended March 31,
	2018	2019	% Change	2019	2020	% Change
	(In thousands, except for percentages)
Total revenue as reported	$131,781	$143,705	9.0%	$143,705	$145,650	1.4%
Conversion impact of U.S Dollar/other currencies	—	5,866	4.5%	—	7,108	4.9%
Total revenue on a constant currency basis	$131,781	$149,571	13.5%	$143,705	$152,758	6.3%

The table below shows our year over year subscription revenue growth rate per quarter on both an actual and constant currency basis.

Subscription Revenue

	Three Months Ended
	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020
Actual FX rates	21.8%	12.4%	11.2%	2.7%	2.2%	7.7%	5.4%	(0.7)%
Constant currency	18.4%	18.3%	15.6%	13.1%	11.2%	10.7%	7.8%	5.6%

The following tables provide the constant currency reconciliation to the most directly comparable GAAP measure for the quarters shown:
Subscription Revenue

	Three Months Ended
	Jun 30, 2017	Jun 30, 2018	% Change	Sep 30, 2017	Sep 30, 2018	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$25,407	$30,947	21.8%	$26,524	$29,801	12.4%
Conversion impact of U.S Dollar/other currencies	—	(865)	(3.4)%	—	1,577	5.9%
Subscription revenue on a constant currency basis	$25,407	$30,082	18.4%	$26,524	$31,378	18.3%

	Three Months Ended
	Dec 31, 2017	Dec 31, 2018	% Change	Mar 31, 2018	Mar 31, 2019	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$27,610	$30,706	11.2%	$30,857	$31,696	2.7%
Conversion impact of U.S Dollar/other currencies	—	1,211	4.4%	—	3,203	10.4%
Subscription revenue on a constant currency basis	$27,610	$31,917	15.6%	$30,857	$34,899	13.1%

	Three Months Ended
	Jun 30, 2018	Jun 30, 2019	% Change	Sep 30, 2018	Sep 30, 2019	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$30,947	$31,638	2.2%	$29,801	$32,099	7.7%
Conversion impact of U.S Dollar/other currencies	—	2,775	9.0%	—	891	3.0%
Subscription revenue on a constant currency basis	$30,947	$34,413	11.2%	$29,801	$32,990	10.7%

	Three Months Ended
	Dec 31, 2018	Dec 31, 2019	% Change	Mar 31, 2019	Mar 31, 2020	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$30,706	$32,362	5.4%	$31,696	31,471	(0.7)%
Conversion impact of U.S Dollar/other currencies	—	739	2.4%	—	2,000	6.3%
Subscription revenue on a constant currency basis	$30,706	$33,101	7.8%	$31,696	$33,471	5.6%

Results of operations
The following table sets forth certain Consolidated Statement of Income data:

	For the year ended March 31,
	2018	2019	2020
	(In thousands)
Total revenue	$131,781	$143,705	$145,650
Total cost of revenue	44,109	46,885	53,015
Gross profit	87,672	96,820	92,635
Sales and marketing	14,235	14,489	13,324
Administration and other	57,271	58,040	58,263
Income from operations	16,166	24,291	21,048
Other (expense)/income	(63)	101	(299)
Net interest income	385	233	67
Income tax expense	2,536	9,815	9,829
Net income for the year	13,952	14,810	10,987
Net income attributable to MiX Telematics Limited stockholders	13,947	14,810	10,987
Net income attributable to non-controlling interest	5	—	—
Net income for the year	$13,952	$14,810	$10,987

The following sets forth, as a percentage of revenue, Consolidated Statement of Income data:
	For the year ended March 31,
	2018	2019	2020
	(Percentage)
Total revenue	100.0%	100.0%	100.0%
Total cost of revenue	33.5	32.6	36.4
Gross profit	66.5	67.4	63.6
Sales and marketing	10.8	10.1	9.1
Administration and other	43.5	40.4	40.0
Income from operations	12.3	16.9	14.5
Other (expense)/income	—	0.1	(0.2)
Net interest income	0.3	0.2	—
Income tax expense	1.9	6.8	6.7
Net income for the year	10.6	10.3	7.5
Net income attributable to MiX Telematics Limited stockholders	10.6	10.3	7.5
Net income attributable to non-controlling interest	—	—	—
Net income for the year	10.6	10.3	7.5

Results of Operations for Fiscal Year 2019 Compared to Fiscal Year 2020
Revenue

	For the year ended March 31,
	2019	2020	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$123,150	$127,570	3.6%	8.7%
Hardware and other revenue	20,555	18,080	(12.0)%	(8.5)%
	$143,705	$145,650	1.4%	6.3%

Our total revenue increased by $1.9 million or 1.4%, from fiscal year 2019 to fiscal year 2020. On a constant currency basis, total revenue increased by 6.3% from fiscal year 2019 to fiscal year 2020. The principal factors affecting our revenue growth included:
•Subscription revenue grew by $4.4 million, or 3.6% from fiscal year 2019 to fiscal year 2020. Subscription revenue represented 87.6% of our total revenue for fiscal year 2020 compared to 85.7% for the prior year. Our growth in subscription revenue is primarily attributable to an increase in subscribers, which increased by 9.1% from 750,455 at March 31, 2019, to 818,487 at March 31, 2020. There was no material movement in ARPUs from fiscal year 2019 to fiscal year 2020. On a constant currency basis, subscription revenue increased by 8.7% from fiscal year 2019 to fiscal year 2020.
•Hardware and other revenue decreased by $2.5 million, or 12.0%, from fiscal year 2019 to fiscal year 2020.

A breakdown of third party revenue by segment is shown in the table below:

	For the Year Ended March 31,
	2019	2020	2019	2020	2019	2020
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and other revenue
Africa	$75,960	$76,756	$70,503	$70,886	$5,457	$5,870
Americas	23,925	24,529	21,279	22,322	2,646	2,207
Middle East and Australasia	23,528	23,130	16,439	17,389	7,089	5,741
Europe	15,255	15,027	10,221	11,682	5,034	3,345
Brazil	4,976	5,795	4,654	5,181	322	614
CSO	61	413	54	110	7	303
Total	$143,705	$145,650	$123,150	$127,570	$20,555	$18,080

In the Africa segment, subscription revenue increased by $0.4 million, or 0.5%. On a constant currency basis, the growth in subscription revenue was 7.5% as a result of a 8.6% increase in subscribers since April 1, 2019. Total revenue increased by $0.8 million or 1.0%. Hardware and other revenue increased by $0.4 million or 7.6%. On a constant currency basis, total revenue growth was 8.0%.
In the Americas segment subscription revenue growth was $1.0 million or 4.9%. Subscribers increased by 1.5% since April 1, 2019. Total revenue improved by $0.6 million, or 2.5%.
Subscription revenue in the Middle East and Australasia segment increased by $1.0 million or 5.8%. On a constant currency basis, the increase in subscription revenue was 9.3%. Subscribers increased by 10.5% since April 1, 2019. Total revenue declined by $0.4 million, or 1.7%. Hardware and other revenue declined by $1.4 million, or 19.0%. Total revenue in constant currency improved by 1.7%.

In the Europe segment subscription revenue growth was $1.5 million, or 14.3%. On a constant currency basis, the growth in subscription revenue was 18.0%. Subscribers increased by 10.8% since April 1, 2019 and additional growth is attributable to an increase in high ARPU bundled subscribers. Despite the increase in subscription revenue total revenue declined by $0.2 million, or 1.5%, due to $1.7 million lower hardware and other revenues compared to fiscal 2019. Total revenue increased by 1.7% on a constant currency basis.

In the Brazil segment subscription revenue increased by $0.5 million, or 11.3%. On a constant currency basis, the increase in subscription revenue was 20.9%. The increase was due to an increase in subscribers of 25.9% since April 1, 2019. Total revenue increased by $0.8 million, or 16.5%. On a constant currency basis, total revenue increased by 26.5%.
Cost of Revenue

	For the year ended March 31,
	2019	2020
	(In thousands, except for percentages)
Cost of revenue - subscription	$34,940	$39,828
Cost of revenue - hardware and other	11,945	13,187

Gross profit	$96,820	$92,635
Gross profit margin	67.4%	63.6%
Gross profit margin - subscription	71.6%	68.8%
Gross profit margin - hardware and other	41.9%	27.1%
Compared to an increase in total revenue of $1.9 million, or 1.4%, cost of revenues increased by $6.1 million, or 13.1%, from fiscal year 2019 to fiscal year 2020. This resulted in a lower gross profit margin of 63.6% in fiscal year 2020 compared to 67.4% in fiscal year 2019.
During fiscal 2020, subscription revenue gross profit margins were lower than in fiscal 2019, mainly due to accelerated depreciation of in-vehicle devices following contraction in certain fleets in the oil and gas vertical in the Americas segment.
During fiscal 2020, hardware and other margins were lower than in fiscal 2019, mainly due to the geographical sales mix and the distribution channels. Hardware sales via our dealer channel attract lower gross margins. In addition there is pricing pressure on hardware pries as customers look to reduce the upfront cost of their investment.
Sales and Marketing

	For the year ended March 31,
	2019	2020
	(In thousands, except for percentages)
Sales and marketing	$14,489	$13,324
As a percentage of revenue	10.1%	9.1%

Sales and marketing costs decreased by $1.2 million, or 8.0%, from fiscal year 2019 to fiscal year 2020 against a 1.4% increase in total revenue. The decrease in fiscal year 2020 was primarily as a result of a $0.5 million decrease in bonuses, a $0.5 million decrease in salaries and wages, a $0.1 million decrease in foreign travel costs and other decreases of $0.1 million, none of which were individually significant. In fiscal year 2020, sales and marketing costs represented 9.1% of revenue compared to 10.1% of revenue in fiscal year 2019.

Administration and Other Expenses

	For the year ended March 31,
	2019	2020
	(In thousands, except for percentages)
Administration and other	$58,040	$58,263
As a percentage of revenue	40.4%	40.0%

Administration and other expenses increased by $0.2 million, or 0.4%, from fiscal year 2019 to fiscal year 2020.
The increase mainly relates to increases in expected credit loss provision primarily in the South Africa business of $1.9 million mainly, professional fees of $0.9 million, offset by saving in bonuses of $1.3 million primarily due to lower subscription revenue growth being achieved, salaries and wages of $0.8 million and operating lease costs of $0.4 million.
Taxation

	For the year ended March 31,
	2019	2020
	(In thousands, except for percentages)
Income tax expense	$9,815	$9,829
Effective tax rate	39.9%	47.2%

Income tax expense increased by 0.1%, while our effective tax rate increased by 7.3% to 47.2% in fiscal year 2020. A reconciliation of our effective tax rate to the South African corporate tax rate of 28% for both fiscal years 2020 and 2019, is presented in note 8 to the consolidated financial statements. In fiscal year 2020 the effective tax rate increased by 19.6% as a result of certain non-deductible foreign exchange movements on intercompany loans which have lead to deferred tax charges being recognized in the Income Statement. In fiscal 2019 non-deductible foreign exchange differences increased the tax rate by 14.0%.

Results of Operations for Fiscal Year 2018 Compared to Fiscal Year 2019
Revenue

	For the year ended March 31,
	2018	2019	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$110,399	$123,150	11.5%	16.3%
Hardware and other revenue	21,382	20,555	(3.9)%	(1.0)%
	$131,781	$143,705	9.0%	13.5%

Our total revenue increased by $11.9 million, or 9.0%, from fiscal year 2018 to fiscal year 2019. On a constant currency basis, total revenue increased by 13.5% from fiscal year 2018 to fiscal year 2019. The principal factors affecting our revenue growth included:
•Subscription revenue grew by $12.8 million, or 11.5% from fiscal year 2018 to fiscal year 2019. Subscription revenue represented 85.7% of our total revenue for fiscal year 2019 compared to 83.8% for the prior year. Our growth in subscription revenue is primarily attributable to both an increase in subscribers, which increased by 10.9% from 676,866 at March 31, 2018, to 750,455 at March 31, 2019 and an increase in ARPU. We again saw ARPU expansion in certain regions such as Brazil and the Americas, where our fleet ARPUs have continued to increase as a result of bundled deals. Further information in this regard is shown below as part of the discussion of third party revenue and subscription revenue by geography. On a constant currency basis, subscription revenue increased by 16.3% from fiscal year 2018 to fiscal year 2019.
•Hardware and other revenue decreased by $0.8 million, or 3.9%, from fiscal year 2018 to fiscal year 2019.

A breakdown of third party revenue by segment is shown in the table below:

	For the Year Ended March 31,
	2018	2019	2018	2019	2018	2019
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and other revenue
Africa	$73,681	$75,960	$67,153	$70,503	$6,528	$5,457
Americas	17,515	23,925	14,998	21,279	2,517	2,646
Middle East and Australasia	21,444	23,528	15,409	16,439	6,035	7,089
Europe	14,872	15,255	8,865	10,221	6,007	5,034
Brazil	4,188	4,976	3,904	4,654	284	322
CSO	81	61	70	54	11	7
Total	$131,781	$143,705	$110,399	$123,150	$21,382	$20,555

In the Africa segment, subscription revenue increased by $3.4 million, or 5.0%. On a constant currency basis, the growth in subscription revenue was 11.1% as a result of a 10.4% increase in subscribers since April 1, 2018. Total revenue increased by $2.3 million, or 3.1%. Hardware and other revenue declined by $1.1 million, or 16.4%. On a constant currency basis, total revenue growth was 9.1%.
The Americas was the fastest growing geographical region during fiscal 2019 at a subscription revenue level. Subscription revenue growth was $6.3 million, or 41.9%. Subscribers increased by 15.7% since April 1, 2018. Subscription revenue received assistance from the market’s ongoing preference for bundled deals across new and existing customers. Total revenue improved by $6.4 million, or 36.6%.
Subscription revenue in the Middle East and Australasia segment increased by $1.0 million, or 6.7%. On a constant currency basis, the increase in subscription revenue was 9.6%. Subscribers increased by 8.1% since April 1, 2018. Total revenue improved by $2.1 million, or 9.7%. Hardware and other revenue increased by $1.1 million, or 17.5%. Total revenue in constant currency improved by 13.0%.
In the Europe segment subscription revenue growth was $1.4 million, or 15.3%. On a constant currency basis, the growth in subscription revenue was 16.4%. However, total revenue only increased by $0.4 million, or 2.6% due to $1.0 million lower hardware and other revenues compared to fiscal 2018. Total revenue increased by 3.6% on a constant currency basis. Subscribers increased by 9.0% since April 1, 2018.
In the Brazil segment subscription revenue increased by $0.7 million, or 19.2%. On a constant currency basis, the increase in subscription revenue was 40.1%. The increase was due to the market’s preference for bundled deals and an increase in subscribers of 28.2% since April 1, 2018. Total revenue increased by $0.8 million, or 18.8%. On a constant currency basis, total revenue increased by 39.6%.

Cost of Revenue

	For the year ended March 31,
	2018	2019
	(In thousands, except for percentages)
Cost of revenue - subscription	$32,555	$34,940
Cost of revenue - hardware and other	11,554	11,945

Gross profit	$87,672	$96,820
Gross profit margin	66.5%	67.4%
Gross profit margin - subscription	70.5%	71.6%
Gross profit margin - hardware and other	46.0%	41.9%
Compared to an increase in total revenue of $11.9 million, or 9.0%, cost of revenues increased by $2.8 million, or 6.3%, from fiscal year 2018 to fiscal year 2019. This resulted in a higher gross profit margin of 67.4% in fiscal year 2019 compared to 66.5% in fiscal year 2018.
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 85.7% of total revenue compared to 83.8% in fiscal year 2018.
Sales and Marketing

	For the year ended March 31,
	2018	2019
	(In thousands, except for percentages)
Sales and marketing	$14,235	$14,489
As a percentage of revenue	10.8%	10.1%

Sales and marketing costs increased by $0.3 million, or 1.8%, from fiscal year 2018 to fiscal year 2019 against a 9.0% increase in total revenue. This was as a result of strict cost management as the Company achieved greater economies of scale. The increase in fiscal year 2019 was primarily as a result of a $0.2 million increase in advertising spend and other increases of $0.1 million, none of which were individually significant. In fiscal year 2019, sales and marketing costs represented 10.1% of revenue compared to 10.8% of revenue in fiscal year 2018.

On a constant currency basis sales and marketing costs increased by $1.1 million, or 7.7%. During fiscal year 2019, the increases in sales and marketing costs related primarily to our additional investments in the Americas segment, which were incurred to enhance our growth outside of the oil and gas vertical in such segment.
Administration and Other Expenses

	For the year ended March 31,
	2018	2019
	(In thousands, except for percentages)
Administration and other	$57,271	$58,040
As a percentage of revenue	43.5%	40.4%

Administration and other expenses increased by $0.8 million, or 1.3%, from fiscal year 2018 to fiscal year 2019.The increase mainly relates to increases in IT costs of $0.5 million and professional fees of $0.4 million.

Taxation

	For the year ended March 31,
	2018	2019
	(In thousands, except for percentages)
Taxation	$2,536	$9,815
Effective tax rate	15.4%	39.9%

Taxation expense increased by $7.3 million, or 287%, while our effective tax rate increased by 24.5% to 39.9% in fiscal year 2019. A reconciliation of our effective tax rate to the South African corporate tax rate of 28% for both fiscal years 2019 and 2018, is presented in note 8 to the consolidated financial statements. In fiscal year 2019 the effective tax rate increased by 14.0% as a result of certain non-deductible foreign exchange movements. In fiscal 2018 non-taxable foreign exchange differences decreased the tax rate by 13.2%. Further information is set out in note 11 to the consolidated financial statements.

Inflation Risk
We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last three fiscal years. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset these higher costs through price increases. Our inability to do so could harm our business, financial condition and results of operations.

Liquidity and capital resources
We believe that our cash and borrowings available under our credit facilities will be sufficient to meet our liquidity requirements for the foreseeable future.
The following tables provide a summary of our cash flows for each of the three years ended March 31, 2018, 2019 and 2020:

	Fiscal Year Ended March 31,
	2018	2019	2020
	(In thousands)
Net cash generated from operating activities	$26,018	$31,455	$28,178
Net cash used in investing activities	(24,530)	(19,223)	(19,422)
Net cash used in financing activities	(4,832)	(8,604)	(15,451)
Exchange gains/(losses) on cash and cash equivalents, and restricted cash	2,171	(3,624)	(2,491)
Net increase/(decrease) in cash and cash equivalents	($1,173)	$4	($9,186)

The Company has minimum liquidity risk due to the recurring nature of its income and the availability of the cash resources set out below:

	Fiscal Year Ended March 31,
	2018	2019	2020
	(In thousands)
Cash, and cash equivalents and restricted cash at the end of the year	$27,834	$27,838	$18,652

We fund our operations, capital expenditure and acquisitions through cash generated from operating activities, cash on hand and our undrawn borrowing facilities.
As of March 31, 2018, 2019 and 2020, the Company had approved, but not yet contracted, capital commitments for intangible assets of $4.8 million, $3.6 million and $3.0 million respectively.
As of March 31, 2018, 2019 and 2020, the Company had approved, and contracted, capital commitments for property and equipment of $1.0 million, $2.8 million and $1.8 million, respectively; and for intangible assets of $1.4 million, $1.3 million and $0.9 million respectively.

Capital commitments will be funded out of a mixture of working capital and cash and cash equivalents.

Following the completion of our IPO of ADSs in fiscal year 2014, we discontinued our then policy of declaring regular dividends in order to increase the funds available to pursue opportunities for more rapid growth. During fiscal year 2016, after a strategic review, the Board decided to reintroduce the Company’s policy of paying regular dividends, which are considered on a quarter-by-quarter basis.
On May 23, 2017, the MiX Telematics Limited Board approved a share repurchase program of up to R270 million (equivalent of $15 million as of March 31, 2020) under which the Company may repurchase its ordinary shares, including ADSs. We expect any repurchases under this share repurchase program to be funded out of existing cash resources. Refer to “Item 5. Market for Registrant's common equity, related stockholder matters and issuer purchases of equity securities” for information regarding our share repurchase program.
Operating Activities
Net cash generated from operating activities during fiscal year 2018 consisted of our net income (after excluding non-cash charges) of $36.9 million, a net investment in operating assets and liabilities of $6.3 million, net interest received of $0.4 million and taxes paid of $5.0 million.

Net cash generated from operating activities increased from from $26.0 million in fiscal year 2018 to $31.5 million in fiscal year 2019, which is primarily attributable to improved net income (after excluding non-cash charges) before operating assets and liabilities changes of $10.7 million offset by negative net operating assets and liabilities changes of $4.4 million, higher net interest received of $0.3 million and increased taxation paid of $1.2 million. Net cash generated from operating activities during fiscal year 2019 consisted of our net income (after excluding non-cash charges) of $47.6 million, a net investment in operating assets and liabilities of $10.6 million, net interest received of $0.7 million and taxes paid of $6.2 million.
Net cash generated from operating activities decreased from $31.5 million in fiscal year 2019 to $28.2 million in fiscal year 2020 which is primarily attributable to more net income (after excluding non-cash charges) before operating assets and liabilities changes of $4.8 million offset by negative net operating assets and liabilities changes of $8.2 million, lower net interest received of $0.2 million and lower taxation paid of $0.4 million. Net cash generated from operating activities during fiscal year 2020 consisted of our net income (after excluding non-cash charges) of $52.3 million, a net reduction in operating assets and liabilities investments of $18.8 million, net interest received of $0.5 million and taxes paid of $5.8 million.
Investing Activities
Net cash used in investing activities in fiscal year 2018 was $24.5 million. Net cash used in investing activities during fiscal year 2018 primarily consisted of capital expenditures of $24.8 million. Capital expenditures during the year included purchases of intangible assets of $6.5 million, which included internal-use software of $4.0 million, customer relationships of $0.4 million, as well as computer software, technology and other intangibles of $2.1 million, and cash paid to purchase property, and equipment of $18.3 million, which included in-vehicle devices of $17.7 million. Offset by proceeds on sale of property and equipment and intangible assets of $0.3 million.
Net cash used in investing activities in fiscal year 2019 decreased to $19.2 million from $24.5 million in fiscal year 2018. Net cash used in investing activities during fiscal year 2019 primarily consisted of capital expenditures of $19.4 million. Capital expenditures during the year included purchases of intangible assets of $4.8 million, which included internal-use software of $3.5 million, as well as computer software, technology and other intangibles of $1.3 million, and cash paid to purchase property and equipment of $14.6 million, which included in-vehicle devices of $13.9 million. Offset by proceeds on sale of property and equipment and intangible assets of $0.2 million.
Net cash used in investing activities in fiscal year 2020 increased to $19.4 million from $19.2 million in fiscal year 2019. Net cash used in investing activities during fiscal year 2020 primarily consisted of capital expenditures of $20.4 million. Capital expenditures during the year included purchases of intangible assets of $5.7 million, which included internal-use software of $3.4 million as well as computer software, technology and other intangibles of $2.3 million, and cash paid to purchase property and equipment of $14.7 million, which included in-vehicle devices of $13.6 million. Net cash used in investing activities also included $0.3 million loan advanced to third parties offset by proceeds on sale of property and equipment and intangible assets of $1.3 million.
Financing Activities
In fiscal year 2018, the cash used in financing activities of $4.8 million consists of share repurchases of $1.4 million, dividends paid of $4.1 million and acquisition of non-controlling interest of $0.1 million, offset by proceeds from the issuance of shares in respect of employee stock options of $0.8 million.
In fiscal year 2019, the cash used in financing activities of $8.6 million includes share repurchases of $5.3 million, dividends paid of $4.9 million, offset by proceeds from issuance of shares in respect of employee stock options of $1.0 million and proceeds from the increase in short-term debt of $0.7 million.

In fiscal year 2020, the cash used in financing activities of $15.5 million includes share repurchases of $9.8 million, dividends paid of $6.0 million, offset by proceeds from short-term debt of $0.3 million.
Credit Facilities
At March 31, 2020, our principal sources of liquidity were net cash balances of $15.6 million (consisting of cash and cash equivalents of $18.0 million less short-term debt (bank overdraft)) of $2.4 million) and unutilized borrowing capacity of $3.6 million available through our credit facilities.

Our principal sources of credit are our facilities with Standard Bank Limited and Nedbank Limited. We have an overdraft facility and an unutilized vehicle and asset finance facility of R8.5 million (equivalent of $0.5 million as of March 31, 2020) with Standard Bank Limited that bear interest at South African Prime less 1.2%. The Standard bank facility was amended during fiscal 2020, the overdraft was reduced from R70.0 million (equivalent of $3.9 million as of March 31, 2020) to R64.0 million (equivalent of $3.6 million as of March 31, 2020) and a working capital facility of R25.0 million (equivalent of $1.4 million as of March 31, 2020) was added. The working capital facility remains undrawn as of March 31, 2020.
At March 31, 2020, $2.4 million was utilized under the overdraft facility. We use this facility as part of our foreign currency hedging strategy. We draw down on this facility in the applicable foreign currency in order to fix the exchange rate on existing balance sheet foreign currency exposure that we anticipate settling in that foreign currency. Our obligations under the overdraft facility with Standard Bank Limited are guaranteed by the Company and our wholly-owned subsidiaries, MiX Telematics Africa Proprietary Limited and MiX Telematics International Proprietary Limited, and secured by a pledge of accounts receivable by the Company and MiX Telematics International Proprietary Limited.
During fiscal year 2014, we entered into a R10.0 million (equivalent of $0.6 million as of March 31, 2020) facility from Nedbank Limited that bears interest at South African Prime less 2%. As of March 31, 2020, the facility was undrawn. We use this facility for working capital purposes in our Africa operations.
Our credit facilities with Standard Bank Limited and Nedbank Limited contain certain restrictive clauses, including without limitation, those limiting our and our guarantor subsidiaries’, as applicable, ability to, among other things, incur indebtedness, incur liens, or sell or acquire assets or businesses.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. Certain of our significant accounting policies and critical accounting estimates are summarized below. The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported and disclosed. Significant estimates include, but are not limited to, the amortization period for deferred commissions, allowances for doubtful accounts, the assessment of expected cash flows used in evaluating goodwill and long-lived assets for impairment, the determination of useful lives of the Company’s customer relationships, contingencies, the classification of devices and other hardware as in-vehicle devices (equipment) versus inventory based on the future expectation of the different types of customer contracts, income and deferred taxes, unrecognized tax benefits, valuation allowances on deferred tax assets. Our actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. We evaluate our estimates and assumptions on an ongoing basis.

Revenue from Contracts with Customers
Effective April 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method of adoption. Comparatives were not restated. The adoption resulted in the recognition of deferred commission assets of $3.8 million, an additional recurring commissions liability of $0.6 million, an increase in deferred revenue of $0.4 million, a contract asset of $0.1 million in respect of fixed escalations, and an increase in net deferred tax liabilities of $0.5 million, as of April 1, 2018. The net impact on retained earnings as of April 1, 2018 was $2.4 million. The impact of adoption on the Statement of Income for the year ended March 31, 2019 was not significant.
Significant Judgments
Revenue is recognized upon transfer of control of distinct promised products and/or services to customers in an amount that reflects the consideration that we expect to receive in exchange for those products and/or services. We enter into contracts that include the supply of fleet and mobile asset management equipment. For such contracts, we utilize significant judgment to determine whether control of the equipment has transferred to the customer, and in instances where it does, we recognize revenue in accordance with ASC 606. When control of the equipment does not transfer to the customer, which is when legal title does not transfer to the customer, our judgement is that the customer does not have the right to direct the use of the equipment when the customer does not operate the equipment or make any significant decisions about its use. In these instances the Company uses the equipment to provide fleet and mobile asset management services to the customer. Accordingly, these arrangements, which comprise virtually all of the transactions in which legal title does not pass to the customer, are not within the scope of ASC 842, Leases (“ASC 842”). Instead, for such contracts we have concluded that they are service contracts comprising a single performance obligation, and revenue is recognized over time pursuant to ASC 606.

Recognition and measurement

We provide fleet and mobile asset management solutions to our customers, and our principal revenue streams are (1) Subscription and (2) Hardware and other. Subscription revenue is recognized over time and hardware and other revenue is recognized at a point-in-time.

To provide services to customers, a device is required which collects and transmits information collected from the vehicle or other asset. Fleet customers may also obtain other items of hardware, virtually all of which are functionally-dependent on the device. Some customers obtain control of the device and other hardware (where legal title transfers to the customer); while other customers do not (where legal title remains with the Company). A contract arises on the acceptance of a customer’s purchase order, which is typically executed in writing.

We distribute devices and other hardware to certain small fleet operators and consumers through distributors. Distributors act as agents and hardware revenue is only recognized when the distributor sells the hardware unit to the end customer. Once a unit is sold to a customer, the customer enters into a service agreement directly with the Company. The obligation to supply the service and the credit risk rests with us. The subscription revenue is recognized when the service is rendered.

We also sell hardware to motor vehicle dealerships for fitment into their vehicle trading stock. These dealerships purchase the hardware from us and are considered to act as a principal in the contract because they obtain title to the hardware, bear the risks and rewards of ownership and accordingly control the hardware purchased. The buyer of the vehicle then enters into a service-only contract with us. Revenue is recognized upon sale of the hardware to the dealership and subscription revenue is recognized as the services are provided to the customer.

We distribute devices and other hardware to enterprise fleet customers through dealers. Dealers are considered to act as a principal for the sale of hardware to the end customer, and revenue is recognized by us upon sale of the hardware unit to the dealer. Dealers are also considered to act as a principal for the provision of the service to end customers because, even though the dealers do not provide the service themselves, the dealers control the right to receive the service before that right is transferred to the end customer, the dealers have the primary responsibility for fulfilling the promise to provide the service to the end customer, and the dealers have full discretion in establishing the prices charged to the end customer. Accordingly, subscription revenue is recognized as the service is provided to the dealers.

Deferred commissions
Commissions incurred to acquire contracts are capitalized and amortized, unless the amortization period is 12 months or less. The commission capitalized is attributed to the specific performance obligations in the related contract. Commission is considered commensurate with respect to a particular contract when equivalent/comparable commission is payable upon the extension or renewal of such a contract or upon the customer entering into a new contract. To the extent commission capitalized is commensurate, the commission attributable to service will be amortized over the minimum contractual period or, if shorter, the expected life of the contract. To the extent it is not commensurate, the commission capitalized that is attributable to service is amortized over the expected life of the contract. Typically, with regard to month-to-month contracts, commission payable is not considered commensurate for such contracts because no commission is payable as and when the customer extends each month by not giving notice. Accordingly, commission incurred on such contracts that is attributable to service is amortized over the expected life of the contract taking account of expected extensions/renewals.
Recurring commission is commission which is payable for each month the customer remains with us. The amount capitalized reflects the total commission payable over the minimum contractual period or, if shorter, the expected life of the contract, together with the effect of the time value of money, where significant.

Amortization expense of external commissions capitalized is recognized in cost of sales, while that of internal commissions is recognized in sales and marketing costs. Commissions not capitalized under the 12-month practical expedient are also classified in the same manner.

Prior to the adoption of ASC 606, commissions incurred to acquire contracts were recognized as expenses as incurred.

Allowance for doubtful accounts

The allowance for doubtful accounts on accounts receivables is calculated by considering all relevant information, internal and external about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions to appropriately reflect the risk of losses over the remaining contractual life of an asset. Historical loss rates, calculated as actual losses over a period as a percentage of revenue, are adjusted for current conditions and management’s expectations about future economic conditions.

The allowance is measured on a collective basis where management groups their customers appropriately based on their credit risk characteristics.

The allowance for doubtful accounts is a valuation account and the asset’s carrying amount is reduced and the amount of the loss is recognized in the Consolidated Statement of Income. Subsequent recoveries, if any, are credited to the allowance. Actual write-downs are recorded when the asset is deemed uncollectible after all efforts to recover have yielded no results.

We have adopted ASC 326 Financial Instruments – Credit Losses (“ASC 326”) effective April 1, 2019. Prior to this date the allowance for doubtful accounts was determined on an incurred-loss basis.

Goodwill
Goodwill is not amortized but is tested for possible impairment at least annually, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is allocated to a reporting unit for the purpose of impairment testing. No impairments of goodwill existed as of the last testing date, March 31, 2020 or the previous testing, March 31, 2019. The changes in the carrying value of goodwill during fiscal 2019 and fiscal 2020 are attributable only to foreign currency translation adjustments.

Although there were no impairments of goodwill as of March 31, 2020, significant judgement was exercised in determining the fair value of each reporting unit, especially in light of COVID-19, which has had and, we believe, will continue to have an adverse impact on global economies and financial markets. In particular, to the extent that anticipated new contracts do not materialize and the business strategy does not come to fruition, or key personnel are not retained, the forecasts on which the impairment tests were performed could be negatively impacted.

Impairment of Long-lived Assets
Intangible assets that are not ready for use are not subject to amortization but are assessed annually for impairment or more frequently if events or changes in circumstances indicate that they might be impaired.
Long-lived assets that are subject to amortization or depreciation are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

An asset is written down immediately to its fair value if the asset’s carrying amount is greater than its future undiscounted cash flows. Recognized impairment losses are not reversed.

For the purposes of assessing impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Intangible Assets
Internal-use software and technology
Judgements and estimates occur in the calculation and capitalization of internal-use software and technology. We capitalize as intangible assets, internal-use software acquired or developed solely to meet our internal needs. Costs, excluding general and administrative costs, are capitalized from the date on which management implicitly or explicitly authorizes, or commits to fund, the project, and it is probable that the project will be completed and the software will perform the intended function (application development stage). All costs incurred during the preliminary development stage are expensed. Capitalization ceases when the project is substantially complete and the software is ready for its intended use.

Costs, including annual licenses, associated with maintaining computer software programs, and training costs are expensed as incurred. Costs incurred for upgrades and enhancements (modifications to existing internal-use software that provides additional functionality) are capitalized during the application development stage.

Software capitalized is amortized on a straight line basis over its estimated useful life ranging from 1 to 18 years, commencing on the date when the software is ready for its intended use. Judgements and estimates are used in the determination of these useful lives.

Computer Software for External Use

Judgements and estimates occur in the calculation and capitalization of computer software for external use. Computer software for external use refers to the firmware that is developed for the devices and other hardware provided us to our customers. The costs of developing firmware are expensed as incurred prior to the establishment of its technological feasibility, from which point the development costs are capitalized and recognized as intangible assets. For the periods presented, technological feasibility could only be demonstrated shortly before the release of the firmware, and as a result, the development costs that meet the requirements for capitalization are not material.

Property and Equipment
Property and equipment is stated at historical cost less accumulated depreciation and any accumulated impairment losses.
The cost of in-vehicle devices installed in vehicles (including installation and shipping costs) as well as the cost of uninstalled in-vehicle devices, is capitalized as property and equipment. We depreciate installed in-vehicle devices on a straight-line basis over their expected useful lives, commencing upon installation, whereas uninstalled in-vehicle devices are not depreciated until installed. The related depreciation expense is recorded as part of cost of revenue in the Consolidated Statement of Income.

Depreciation on other assets is calculated using the straight-line method to reduce their cost to their residual values over their estimated useful lives.

The assets’ useful lives are reviewed, and adjusted if appropriate, at the end of each reporting period.

Right-of-use assets are included in property and equipment on the Consolidated Balance Sheet.

Taxation

The Company is subject to income taxes in numerous jurisdictions. Significant judgement is required in determining the worldwide provision for income taxes. Where applicable tax legislation is subject to interpretation, management makes assessments, based on expert tax advice, of the relevant tax that is more likely than not to be paid and provides accordingly.

Income taxes are accounted for under the asset and liability method. Income tax expense is recognized in the Consolidated Statement of Income, except to the extent that it relates to items recognized in other comprehensive income or directly in equity. The Company uses the portfolio approach for releasing income tax effects from accumulated other comprehensive income.

The current income tax charge is calculated on the basis of the tax laws and tax rates enacted by the reporting date in the countries where the Company and its subsidiaries operate and generate taxable income. Interest, and penalties, incurred on the underpayment of income taxes is classified as interest expense, and administration expenses, respectively.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax is measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are provided when necessary to reduce deferred tax assets to the extent it is more likely than not that some portion of the deferred tax asset will not be realized. Uncertainty generated by the current economic environment may affect the valuation of our deferred tax assets over time. Our accounting for deferred tax balances and associated valuation allowances represent management’s best estimate of future events that can be appropriately reflected in the accounting estimate.

Management periodically evaluates its tax positions with respect to situations in which applicable tax regulation is subject to interpretation. For uncertainties in income tax positions if it is more likely than not that some tax benefit will be sustained based on the technical merits of the position, then the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more likely than not that some tax benefit will be sustained, then zero tax benefit is recognized. As of March 31, 2018 and 2019, there was an uncertain tax position in respect of certain tax deductions, related to tax years prior to 2017, that were disallowed. No tax benefit was recognized because it was not considered more likely than not that the tax benefit would be realized. After a lengthy legal process, approval for the tax deductions was received in January 2020, resulting in the recognition of a current tax asset of $0.5 million. There were no material uncertain tax positions as of March 31, 2020.

Deferred tax liabilities arising on investments in domestic subsidiaries are not recognized to the extent that the investment can be recovered on a tax-free basis; and on investments in foreign subsidiaries to the extent that the undistributed earnings will be invested indefinitely or will be remitted in a tax-free liquidation.

Quarterly results of operations
The table below sets out our quarterly results for each of the eight quarters in the period ending March 31, 2020.

	Jun 30, 2018		Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Jun 30, 2019	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020
	(In thousands, except subscribers)
Revenue
Subscription	$30,947		$29,801	$30,706	$31,696	$31,638	$32,099	$32,362	$31,471
Hardware and other	5,266		5,451	5,277	4,561	4,645	4,562	4,107	4,766
Total revenue	36,213		35,252	35,983	36,257	36,283	36,661	36,469	36,237
Cost of revenue
Subscription	8,888		8,383	8,637	9,032	9,295	9,417	10,078	11,038
Hardware and other	2,839	""""""""""""""""""""""""""""'	2,732	3,558	2,816	2,933	3,028	2,842	4,384
Total cost of revenue	11,727		11,115	12,195	11,848	12,228	12,445	12,920	15,422
Gross profit	24,486		24,137	23,788	24,409	24,055	24,216	23,549	20,815
Operating expenses
Sales and marketing	3,714		3,691	3,614	3,470	3,581	3,148	3,481	3,114
Administration and other	15,523		14,368	14,041	14,108	14,786	14,616	14,895	13,966
Income from operations	5,249		6,078	6,133	6,831	5,688	6,452	5,173	3,735
Other (expense)/income	(19)		74	37	9	375	(52)	(178)	(444)
Net interest income/(expense)	68		31	14	120	73	4	(20)	10
Income before income tax expense	5,298		6,183	6,184	6,960	6,136	6,404	4,975	3,301
Income tax expense	(4,192)		(2,192)	(2,015)	(1,416)	(1,140)	(3,058)	119	(5,750)
Net income for the year	$1,106		$3,991	$4,169	$5,544	$4,996	$3,346	$5,094	$(2,449)

Subscribers	691,922		714,011	736,085	750,455	766,888	789,559	812,773	818,487

Subscription revenue historically has been our largest and fastest growing component of total revenue. Subscription revenue growth is primarily due to increases in the number of total subscribers in each quarter.

Off-balance sheet arrangements
We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities which are not consolidated.
Tabular disclosure of contractual obligations
As a “smaller reporting company”, we are not required to provide this information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company”, we are not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information concerning our consolidated financial statements, together with the reports of Deloitte & Touche (“Deloitte”) are presented at the beginning of page 94 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
In connection with the preparation of this report, an evaluation was carried out by certain members of Company management, with the participation of the Chief Executive Officer and our Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (“SEC”) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of March 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Due to a material weakness in internal control over financial reporting described below, management concluded the Company’s disclosure controls and procedures were not effective as of March 31, 2020. Notwithstanding the existence of this material weakness, management believes that the consolidated financial statements in this Annual Report on Form 10-K present, in all material respects, the Company’s financial condition as reported, in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Clarified Audit Standard No. 2201: An audit of internal control over financial reporting that is integrated with an audit of financial statements, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in internal control related to ineffective design and operation of the financial statement close and reporting controls in the areas of management review of financial statement information and independent review of journal entries in our South African-based reporting segments. Based on this material weakness, the Company’s management concluded that as of March 31, 2020, the Company’s internal control over financial reporting was not effective.

The Company’s independent registered public accounting firm, Deloitte & Touche, has expressed an adverse opinion on our internal control over financial reporting as of March 31, 2020 in the audit report that follows below.

Remediation Plan for Existing Material Weakness

Management is committed to the remediation of the material weakness described above, as well as the continued improvement of the Company’s internal control over financial reporting. Management has been implementing, and continues to implement, measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

To address the material weakness, management has completed, or is in the process of:

•Investigating and understanding the root causes of the control weakness that resulted in the material weakness, is currently developing a remediation plan and has already began to implement key control enhancements including developing policies and procedures to enhance the precision of management’s review of financial information.
•Updating management review control descriptions to consistently include details such as:
◦the objective of the control,
◦nature and sources of information subject to the control,
◦nature and sources of other information used by the controls to identify misstatements;
◦steps involved in performing the control;
◦guidance on how the control operator should exercise judgement; and
◦the level of competence and seniority of the staff responsible for executing the control effectively.

•Developing and adopting guidelines regarding the documentation requirements such as:
◦evidence that the control operated,
◦steps the control operator took in performing the control,
◦information and evidence that the control operator obtained and considered;
◦significant judgements made by the staff responsible for performing the control; and
◦matters identified for further follow up.

•Review the capabilities and capacity of the finance teams in the respective reporting segments and align roles and responsibilities accordingly; and
•Implementing procedures to enhance independent review of journal entries. These procedures are partially dependent on the procedures described above. We have already updated the configuration of the journal workflow in the ERP system to enforce independent review and release of journal entries. The need for additional controls will be assessed based on further risk assessment activities.

We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in Part II Item 15 Controls and Procedures in our Annual Report on Form 20-F for the fiscal year ended March 31, 2019, we identified a material weakness in internal control related to:

•restricting access to certain financial systems, records, and data in the Africa operating segment to appropriate users; and
•the maintenance of appropriate segregation of duties in the same operating segment, predominantly resulting in inappropriate access being granted to certain IT and finance end-user personnel on those same systems without appropriate monitoring controls in place.

During fiscal year 2020, we improved and strengthened the operation of Information Technology controls, In particular, we:

•established standards governing the segregation of incompatible duties across the organization;
•implemented a new Enterprise Resource Planning Systems ("ERP System") in Africa and redesigned system access roles across the Company to improve the segregation of incompatible duties; and
•designed and implemented accounting processes and application controls to segregate job responsibilities and system access throughout the organization and where required, implemented applicable mitigating monitoring controls.

We completed our testing of the operating effectiveness of the implemented controls and management concluded that the material weakness reported in fiscal 2019 was remediated.

Changes in Internal Control Over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, there have been no other changes in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTANCY FIRM
To the shareholders and the Board of Directors of MiX Telematics Limited
Johannesburg, South Africa

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MiX Telematics Limited and subsidiaries (the “Company”) as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2020, of the Company and our report dated July 23, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

A material weakness related to ineffective design and operation of the financial statement close and reporting controls in the areas of management review of financial statement information and independent review of journal entries in the South African-based reporting segments.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended March 31, 2020, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche
Deloitte & Touche
Registered Auditors
Johannesburg, South Africa

July 23, 2020

National Executive: *LL Bam Chief Executive Officer *TMM Jordan Deputy Chief Executive Officer; Clients & Industries *MJ Jarvis Chief Operating Officer *AF Mackie Audit & Assurance *N Sing Risk Advisory DP Ndlovu Tax & Legal TP Pillay Consulting *JK Mazzocco Talent & Transformation MG Dicks Risk Independence & Legal *KL Hodson Financial Advisory *B Nyembe Responsible Business & Public Policy *TJ Brown Chairman of the Board

A full list of partners and directors is available on request    *Partner and Registered Auditor

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2020.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2020.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements
The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in the section, entitled “Consolidated Financial Statements and Supplementary Data”.

Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts - The information concerning Schedule II — Valuation and Qualifying Account required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in the section entitled “Consolidated Financial Statements and Supplementary Data” on page 134 of that section.

Exhibits

Exhibit number	Description
3.1
Memorandum of Incorporation of the Company, as amended, filed as Exhibit 1.1 to the Company’s Annual Report on Form 20-F for the year ended March 31, 2014, filed on July 30, 2014 (File No. 001-36027), is incorporated herein by reference.

4.1**	Description of the Company’s Securities.
4.2
Form of Deposit Agreement among the Company, The Bank of New York Mellon, as depositary, and the holders from time to time of American depositary shares issued thereunder, including the form of American depositary receipts, filed as Exhibit 4.1 with the Company’s Registration Statement on Form F-1, filed on July 3, 2013 (Registration No. 333-189799), is incorporated herein by reference.

10.1*
TeliMatrix Group Executive Incentive Scheme, adopted by TeliMatrix Limited, dated October 8, 2007, including the Deed of Amendment, dated January 31, 2011, and the Second Deed of Amendment, dated September 13, 2011, filed as Exhibit 10.1 with the Company’s Registration Statement on Form F-1, filed on July 3, 2013 (Registration No. 333-189799), is incorporated herein by reference.

10.2
Agreement of Lease, dated October 2, 2007, between Thynk Industrial One Proprietary Limited and Matrix Vehicle Tracking Proprietary Limited and addendum thereto, filed as Exhibit 10.2 with the Company’s Registration Statement on Form F-1, filed on July 3, 2013 (Registration No. 333-189799), is incorporated herein by reference.

10.3*
Updated Terms and Conditions of Employment of Stefan Joselowitz, dated November 18, 2008, filed as Exhibit 10.3 with the Company’s Registration Statement on Form F-1, filed on July 3, 2013 (Registration No. 333-189799), is incorporated herein by reference.

10.4*
Standard Terms and Conditions of Employment, effective October 1, 2016, between the Company and Gert Pretorius, filed as Exhibit 4.8 with the Company’s Annual Report on Form 20-F for the year ended March 31, 2017 filed on July 14, 2017 (File No. 001-36027), is incorporated herein by reference.

10.5*
Restraint of Trade, dated January 1, 2012, between the Company and Gert Pretorius, filed as Exhibit 10.12 with the Company’s Registration Statement on Form F-1, filed on July 3, 2013 (Registration No. 333-189799), is incorporated herein by reference.

10.6
Facility Letter, effective July 23, 2018, between The Standard Bank of South Africa Limited and the Company, filed as Exhibit 4.7 with the Company’s Annual Report on Form 20-F for the year ended March 31, 2019 filed on July 26, 2019 (File No. 001-36027), is incorporated herein by reference.

10.6.1**
First Amendment to Existing Facility Letter, dated January 24, 2020, between The Standard Bank of South Africa Limited and the Company. to Existing Facility Letter, dated January 24, 2020, between The Standard Bank of South Africa Limited and the Company.

10.7
Facility Letter, dated March 25, 2013, between Nedbank Limited and MiX Telematics Africa Proprietary Limited, filed as Exhibit 10.14 with the Company’s Registration Statement on Form F-1, filed on July 3, 2013 (Registration No. 333-189799), is incorporated herein by reference.

10.8†
Provision of Cellular Telephony Network Services Agreement, effective August 1, 2000, between Mobile Telephone Networks Proprietary Limited and the Company, as amended by Addendum effective July 10, 2012, filed as Exhibit 10.21 with the Company’s Amendment No. 1 to the Registration Statement, filed on July 22, 2013, is incorporated herein by reference.

Exhibit number	Description
10.9†#
Agreement, effective October 1, 2017, between MiX Telematics Africa Proprietary Limited and Super Group Trading Proprietary Limited, filed as Exhibit 4.13 with the Company’s Annual Report on Form 20-F for the year ended March 31, 2018 filed on July 2, 2018 (File No. 001-36027), is incorporated herein by reference.

10.10*
Standard Terms and Conditions of Employment, dated December 1, 2013, between the Company and Catherine Lewis, filed as Exhibit 4.26 to the Company’s Annual Report on Form 20-F for the year ended March 31, 2014, filed on July 30, 2014 (File No. 001-36027), is incorporated herein by reference.

10.11
Addendum to Agreement of Lease, effective April 1, 2017, between Thynk Property Fund Proprietary Limited and MiX Telematics Africa Proprietary Limited, filed as Exhibit 4.15 with the Company’s Annual Report on Form 20-F for the year ended March 31, 2018 filed on July 2, 2018 (File No. 001-36027), is incorporated herein by reference.

10.12*
MiX Telematics Limited Long-Term Incentive Plan, filed as Exhibit 99.1 with the Company’s Registration Statement on Form S-8 on November 6, 2014 (Registration No. 333-199908), is incorporated herein by reference.

10.13*
Executive Employment Agreement, dated February 22, 2017, between the Company and Paul Dell, filed as Exhibit 4.17 with the Company’s Annual Report on Form 20-F for the year ended March 31, 2017 filed on July 14, 2017 (File No. 001-36027), is incorporated herein by reference.

10.14*
Restraint of Trade Agreement, dated February 22, 2017, between the Company and Paul Dell, filed as Exhibit 4.18 with the Company’s Annual Report on Form 20-F for the year ended March 31, 2017 filed on July 14, 2017 (File No. 001-36027), is incorporated herein by reference.

10.15*
Updated Terms and Conditions of Employment, effective April 1, 2017, between the Company and Charles Tasker, filed as Exhibit 4.19 with the Company’s Annual Report on Form 20-F for the year ended March 31, 2017 filed on July 14, 2017 (File No. 001-36027), is incorporated herein by reference.

10.16
AWS Customer Agreement, effective October 1, 2014, between Amazon Web Services, Inc. and MiX Telematics International Proprietary Limited, filed as Exhibit 4.20 with the Company’s Annual Report on Form 20-F for the year ended March 31, 2017 filed on July 14, 2017 (File No. 001-36027), is incorporated herein by reference.

10.17
Sale of Property Agreement, signed on December 5, 2018, between MiX Telematics Enterprise SA Proprietary Limited and TPF Investments Proprietary Limited, filed as Exhibit 4.18 with the Company’s Annual Report on Form 20-F for the year ended March 31, 2019 filed on July 26, 2019 (File No. 001-36027), is incorporated herein by reference.

10.18*
Executive Employment Agreement entered into between the Company and John Granara, effective July 8, 2019, filed as Exhibit 14.19 with the Company’s Annual Report on Form 20-F for the year ended March 31, 2019 filed on July 26, 2019 (File No. 001-36027), is incorporated herein by reference.

10.19**	Lease Agreement (Stellenbosch), effective July 25, 2019, between MiX Telematics Enterprise SA Proprietary Limited and Black Industrialists Group Property Management Company Proprietary Limited.
10.20**	Lease Agreement (Midrand), effective August 16, 2019, between MiX Telematics Enterprise SA Proprietary Limited and Black Industrialists Group Property Management Company Proprietary Limited.
10.21	Form of Indemnification Agreement, effective June 01, 2020, between the Company and each director and officer of the company.
21.1	List of subsidiaries of the Company.
23.1	Consent of Deloitte & Touche, Independent Registered Public Accounting Firm.
31.1
Certification of Stefan Joselowitz, Chief Executive Officer of MiX Telematics Limited pursuant to Securities Exchange Act Rules 13a‑14(a) and 15d‑14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of John Granara, Chief Financial Officer of MiX Telematics Limited pursuant to Securities Exchange Act Rules 13a‑14(a) and 15d‑14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Stefan Joselowitz, Chief Executive Officer of MiX Telematics Limited and John Granara, Chief Financial Officer of MiX Telematics Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following consolidated financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document

Exhibit number	Description
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan.
**	Filed herewith.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
#	Certain locations of recovery teams, other operating details relating to the recovery teams and pricing terms contained in the agreement and within Annexure A (Services to be provided by the Contractor), Annexure D (Permitted clients of the Contractor) and Annexure E.1 (Helicopter Services) have been amended since the original execution of this agreement. The amended agreement and annexures do not contain information material to an investment or voting decision and such information is not otherwise disclosed in this exhibit or the Form 10-K. Accordingly, the amended agreement and annexures have been omitted. The Registrant hereby undertakes to furnish supplemental copies of the omitted agreement and annexures to the Securities and Exchange Commission or its staff upon request.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused and authorized the undersigned to sign this annual report on its behalf.
MiX Telematics Limited

By: /s/ Stefan Joselowitz
Name: Stefan Joselowitz
Title: Chief Executive Officer
Date: July 23, 2020
POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Stefan Joselowitz and John Granara, or either of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature Title Date
By: /s/ Stefan Joselowitz President and Chief Executive Officer
(Principal Executive Officer)   July 23, 2020
Stefan Joselowitz

By: /s/ John Granara Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer) July 23, 2020
John Granara
By: /s/ Robin Frew Chair of the Board July 23, 2020
Robin Frew
By: /s/ Richard Bruyns Director July 23, 2020
Richard Bruyns

By: /s/ Fikile Futwa Director July 23, 2020
Fikile Futwa
By: /s/ Ian Jacobs Director July 23, 2020
Ian Jacobs
By: /s/ Fundiswa Roji-Maplanka Director July 23, 2020
Fundiswa Roji-Maplanka
By: /s/ Charles Tasker Chief Operating Officer July 23, 2020
Charles Tasker

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MiX Telematics Limited
Johannesburg, South Africa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MiX Telematics Limited and subsidiaries (the "Company") as of March 31, 2019 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 23, 2020, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche

Deloitte & Touche
Registered Auditor
Johannesburg, South Africa
July 23, 2020

We have served as the Company's auditor since 2017.

National Executive: *LL Bam Chief Executive Officer *TMM Jordan Deputy Chief Executive Officer; Clients & Industries *MJ Jarvis Chief Operating Officer *AF Mackie Audit & Assurance *N Sing Risk Advisory DP Ndlovu Tax & Legal TP Pillay Consulting *JK Mazzocco Talent & Transformation MG Dicks Risk Independence & Legal *KL Hodson Financial Advisory *B Nyembe Responsible Business & Public Policy *TJ Brown Chairman of the Board

A full list of partners and directors is available on request    *Partner and Registered Auditor

MIX TELEMATICS LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of March 31,
	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$26,941	$17,953
Restricted cash	897	699
Accounts receivables, net of allowances for doubtful accounts of $2.7 million and $3.6 million, respectively	21,045	24,100
Inventory, net	3,536	3,271
Prepaid expenses and other current assets	8,140	7,375
Total current assets	60,559	53,398
Property and equipment, net	31,714	30,019
Goodwill	44,352	37,923
Intangible assets, net	16,879	15,007
Deferred tax assets	3,197	3,108
Other assets	3,729	4,200
Total assets	$160,430	$143,655
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$2,087	$2,367
Accounts payables	6,260	5,251
Accrued expenses and other liabilities	17,423	14,839
Deferred revenue	6,107	5,077
Total current liabilities	31,877	27,534
Deferred tax liabilities	9,174	11,436
Long-term accrued expenses and other liabilities	2,438	5,660
Total liabilities	43,489	44,630
Commitments and contingencies
Stockholders' equity:
MiX Telematics Limited stockholders' equity
Preference shares: 100 million shares authorized but not issued	—	—
Ordinary shares: 601.9 million and 600.9 million no-par value shares issued and outstanding as of March 31, 2019 and 2020, respectively	68,200	66,522
Less treasury stock at cost: 40 million shares and 54 million shares as of March, 31, 2019 and 2020, respectively	(9,227)	(17,315)
Retained earnings	62,750	67,482
Accumulated other comprehensive income/(loss)	2,115	(11,070)
Additional paid-in capital	(6,902)	(6,599)
Total MiX Telematics Limited stockholders’ equity	116,936	99,020
Non-controlling interest	5	5
Total stockholders' equity	116,941	99,025

Total liabilities and stockholders’ equity	$160,430	$143,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the year ended March 31,
	2018	2019	2020

Revenue
Subscription	$110,399	$123,150	$127,570
Hardware and other	21,382	20,555	18,080
Total revenue	131,781	143,705	145,650
Cost of revenue
Subscriptions	32,555	34,940	39,828
Hardware and other	11,554	11,945	13,187
Total cost of revenue	44,109	46,885	53,015
Gross profit	87,672	96,820	92,635
Operating expenses
Sales and marketing	14,235	14,489	13,324
Administration and other	57,271	58,040	58,263
Total operating expenses	71,506	72,529	71,587
Income from operations	16,166	24,291	21,048
Other (expense)/income	(63)	101	(299)
Net interest income	385	233	67
Income before income tax expense	16,488	24,625	20,816
Income tax expense	2,536	9,815	9,829
Net income for the year	$13,952	$14,810	$10,987
Net income attributable to MiX Telematics Limited stockholders	$13,947	$14,810	$10,987
Net income attributable to non-controlling interest	5	—	—
Net income for the year	$13,952	$14,810	$10,987

Net income per ordinary share
Basic	$0.02	$0.03	$0.02
Diluted	$0.02	$0.03	$0.02
Net income per American Depository Share
Basic	$0.62	$0.66	$0.50
Diluted	$0.61	$0.63	$0.48
Ordinary shares
Weighted average	561,088	563,578	553,653
Diluted weighted average	572,824	583,741	567,879
American Depository Shares
Weighted average	22,444	22,543	22,146
Diluted weighted average	22,913	23,350	22,715

Related party transactions
Short-term lease expense	$637	$537	$182

The accompanying notes are an integral part of these consolidated financial statements.

MIX TELEMATICS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the year ended March 31,
	2018	2019	2020

Net income for the year	$13,952	$14,810	$10,987

Foreign currency translation adjustments, net of tax	9,754	(15,474)	(13,163)
Other comprehensive income/(loss) for the year	9,754	(15,474)	(13,163)
Total comprehensive income/(loss) for the year	$23,706	$(664)	$(2,176)

Total comprehensive income/(loss) attributable to MiX Telematics Limited stockholders	23,701	(664)	(2,176)
Total comprehensive income attributable to non-controlling interest	5	—	—
Total comprehensive income/(loss) for the year	$23,706	$(664)	$(2,176)
The accompanying notes are an integral part of these consolidated financial statements.

MIX TELEMATICS LIMITED
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders' Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount

Balance as of April 1, 2017	603,435	$73,158	$(9,227)	$7,835	$(7,990)	$40,589	$104,365	$(116)	$104,249
Total comprehensive income	—	—	—	9,754	—	13,947	23,701	5	23,706
Net income for the year	—	—	—	—	—	13,947	13,947	5	13,952
Other comprehensive income	—	—	—	9,754	—	—	9,754	—	9,754
Total transactions with owners	985	(611)	—	—	577	(4,099)	(4,133)	116	(4,017)
Issuance of common stock in relation to stock options and SARs exercised	6,001	825	—	—	—	—	825	—	825
Stock-based compensation	—	—	—	—	693	—	693	—	693
Dividends declared on ordinary shares	—	—	—	—	—	(4,099)	(4,099)	—	(4,099)
Transactions with non-controlling interest	—	—	—	—	(116)	—	(116)	116	—
Ordinary shares repurchased and cancelled	(5,016)	(1,436)	—	—	—	—	(1,436)	—	(1,436)

Balance as of March 31, 2018	604,420	$72,547	$(9,227)	$17,589	$(7,413)	$50,437	$123,933	$5	$123,938
Adjustment on initial application of ASC 606 and ASC 842, net of tax	—	—	—	—	—	2,417	2,417	—	2,417
Restated balance as of April 1, 2018	604,420	72,547	(9,227)	17,589	(7,413)	52,854	126,350	5	126,355
Total comprehensive income/(loss)	—	—	—	(15,474)	—	14,810	(664)	—	(664)
Net income for the year	—	—	—	—	—	14,810	14,810	—	14,810
Other comprehensive loss	—	—	—	(15,474)	—	—	(15,474)	—	(15,474)

	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders' Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount

Total transactions with owners	(2,473)	(4,347)	—	—	511	(4,914)	(8,750)	—	(8,750)
Issuance of common stock in relation to stock options and SARs exercised	6,685	1,002	—	—	—	—	1,002	—	1,002
Stock-based compensation	—	—	—	—	511	—	511	—	511
Dividends declared on ordinary shares	—	—	—	—	—	(4,914)	(4,914)	—	(4,914)
Ordinary shares repurchased and cancelled	(9,158)	(5,349)	—	—	—	—	(5,349)	—	(5,349)

Balance as of March 31, 2019	601,948	$68,200	$(9,227)	$2,115	$(6,902)	$62,750	$116,936	$5	$116,941
Adjustment on initial application of ASC 326, net of tax	—	—	—	(22)	—	(240)	(262)	—	(262)
Restated balance as of April 1, 2019	601,948	68,200	(9,227)	2,093	(6,902)	62,510	116,674	5	116,679
Total comprehensive income	—	—	—	(13,163)	—	10,987	(2,176)	—	(2,176)
Net income for the year	—	—	—	—	—	10,987	10,987	—	10,987
Other comprehensive income	—	—	—	(13,163)	—	—	(13,163)	—	(13,163)

Total transactions with owners	(1,013)	(1,678)	(8,088)	—	303	(6,015)	(15,478)	—	(15,478)
Issuance of common stock in relation to SARs exercised	2,026	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	303	—	303	—	303
Dividends declared on ordinary shares	—	—	—	—	—	(6,015)	(6,015)	—	(6,015)
Ordinary shares repurchased and cancelled	(3,039)	(1,678)	—	—	—	—	(1,678)	—	(1,678)
Purchases of treasury stock	—	—	(8,088)	—	—	—	(8,088)	—	(8,088)

Balance as of March 31, 2020	600,934	$66,522	$(17,315)	$(11,070)	$(6,599)	$67,482	$99,020	$5	$99,025

The accompanying notes are an integral part of these consolidated financial statements.

MIX TELEMATICS LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	For the year ended March 31,
	2018	2019	2020
Cash flows from operating activities:
Net income for the year	$13,952	$14,810	$10,987
Adjustments to reconcile net income to net cash provided by operating activities:
Current income taxes	4,302	6,729	5,239
Deferred income taxes	(1,766)	3,086	4,590
Gain on disposal of property and equipment	(98)	(43)	(270)
Depreciation	11,693	12,492	16,149
Amortization of intangible assets	3,831	3,876	3,823
Amortization of deferred commissions	—	2,217	3,486
Impairment of long-lived assets	199	62	6
Net interest income	(385)	(233)	(67)
Stock based compensation expense	797	511	660
Net foreign exchange loss/(gain)	390	(28)	610
Change in allowance for doubtful accounts	1,858	2,098	3,941
Write-down of inventory to net realizable value	715	299	339
Net accrued expenses and other liabilities raised	1,441	1,900	3,016
Other non-cash items	(30)	(253)	(210)
Changes in operating assets and liabilities:
Inventories	(3,564)	986	(74)
Accounts receivables	(5,982)	(3,615)	(7,309)
Prepaid expenses and other current assets	(884)	(378)	(45)
Accounts payables	(184)	432	3,419
Accrued expenses and other liabilities	2,432	(3,261)	(7,662)
Deferred commissions	—	(2,311)	(3,677)
Foreign currency translation adjustments on operating assets and liabilities	1,904	(2,434)	(3,478)
Interest received	660	882	683
Interest paid	(287)	(206)	(204)
Income tax paid	(4,976)	(6,163)	(5,774)
Net cash provided by operating activities	26,018	31,455	28,178
Cash flows from investing activities:
Acquisition of property and equipment	(18,365)	(14,607)	(14,706)
Proceeds from the sale of property and equipment	338	162	1,294
Acquisition of intangible assets	(6,503)	(4,778)	(5,666)
Loans to external parties	—	—	(344)
Net cash used in investing activities	(24,530)	(19,223)	(19,422)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares in relation to stock options and SARs exercised	825	1,002	—
Cash paid for ordinary shares repurchased	(1,436)	(5,349)	(9,764)
Cash paid on dividends to MiX Telematics stockholders	(4,094)	(4,907)	(5,999)
Movement in short-term debt	(23)	650	312
Payment to non-controlling interest	(104)	—	—
Net cash used in financing activities	(4,832)	(8,604)	(15,451)
Net (decrease)/increase in cash and cash equivalents, and restricted cash	(3,344)	3,628	(6,695)

Cash and cash equivalents, and restricted cash at the beginning of the year	29,007	27,834	27,838
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	2,171	(3,624)	(2,491)

Cash and cash equivalents, and restricted cash at the end of the year	27,834	27,838	18,652

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Business

MiX Telematics Limited and its consolidated subsidiaries ("the Company") is a leading global provider of fleet and mobile asset management solutions delivered as Software-as-a-Service ("SaaS"). The Company’s solutions enable customers to manage, optimize and protect their investments in commercial fleets, mobile assets or personal vehicles. The Company's solutions enable a wide range of customers, from large enterprise fleets to small fleet operators and consumers, to reduce fuel and other operating costs, improve efficiency, enhance regulatory compliance, promote driver safety, manage risk and mitigate theft. The Company’s solutions mostly rely on our proprietary, highly scalable technology platforms, which allows it to collect, analyze and deliver information based on data from customers’ vehicles. Using intuitive, web-based interfaces, reports or mobile applications, the Company’s fleet customers can access large volumes of real-time and historical data, monitor the location and status of their drivers and vehicles and analyze a wide number of key metrics across their fleet operations.

MiX Telematics Limited is a public company incorporated and domiciled in South Africa. The Company’s ordinary shares are publicly traded on the Johannesburg Stock Exchange (JSE: MIX) and its American Depositary Shares are listed on the New York Stock Exchange (NYSE: MIXT). The address of the Company’s principal executive office is 750 Park of Commerce Boulevard, Suite 110, Boca Raton, Florida, 33487.

2. Summary of significant accounting policies

The principal accounting policies applied in the preparation of these consolidated financial statements are set out below. These accounting policies have been consistently applied to all the years presented, unless otherwise stated.

Basis of preparation and consolidation
The Company’s consolidated financial statements for the year ended March 31, 2020 are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the accompanying notes thereto. All subsidiaries have been consolidated, including variable interest entities ("VIEs") of which the Company is deemed to be the primary beneficiary. Inter-company transactions, balances and unrealized gains on transactions between group companies are eliminated. Unrealized losses are also eliminated except to the extent the transaction provides evidence of an impairment of the transferred asset. Accounting policies of subsidiaries have been adjusted to ensure consistency with the policies adopted by the Company. All subsidiaries have the same reporting dates as the Company. Non-controlling interests represent the non-controlling stockholders’ proportionate share of the net assets and results of operations of the Company’s subsidiaries. Non-controlling interests in the results and equity of subsidiaries are shown separately in the Consolidated Balance Sheet, Statement of Income, Statement of Comprehensive Income and Statement of Changes in Stockholders' Equity, respectively.

Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported and disclosed. Significant estimates include, but are not limited to, allowances for doubtful accounts, the assessment of expected cash flows used in evaluating goodwill and long-lived assets for impairment, the amortization period for deferred commissions, the determination of useful lives of the Company’s customer relationships, contingencies, the classification of devices and other hardware as in-vehicle devices (equipment) versus inventory based on the future expectation of the different types of customer contracts, income and deferred taxes, unrecognized tax benefits and valuation allowances on deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Revenue from contracts with customers

Effective April 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method of adoption. Comparatives were not restated. The adoption resulted in the recognition of deferred commission assets of $3.8 million, an additional recurring commissions liability of $0.6 million, an increase in deferred revenue of $0.4 million, a contract asset of $0.1 million in respect of fixed escalations and an increase in net deferred tax liabilities of $0.5 million, as of April 1, 2018. The net impact on retained earnings as of April 1, 2018 was $2.4 million. The impact of adoption on the Statement of Income for the year ended March 31, 2019 was not significant.

Significant judgments
Revenue is recognized upon transfer of control of distinct promised products and/or services to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those products and/or services. The Company enters into contracts that include the supply of fleet and mobile asset management equipment. For such contracts, the Company utilizes significant judgment to determine whether control of the equipment has transferred to the customer, and in instances where it does, it recognizes revenue in accordance with ASC 606. When control of the equipment does not transfer to the customer, which is when legal title does not transfer to the customer, our judgement is that the customer does not have the right to direct the use of the equipment when the customer does not operate the equipment or make any significant decisions about its use. In these instances the Company uses the equipment to provide fleet and mobile asset management services to the customer. Accordingly, these arrangements, which comprise virtually all of the transactions in which legal title does not pass to the customer, are not within the scope of ASC 842, Leases (“ASC 842”). Instead, for such contracts we have concluded that they are service contracts comprising a single performance obligation, and revenue is recognized over time pursuant to ASC 606.

Recognition and measurement
The Company provides fleet and mobile asset management solutions to its customers, and its principal revenue streams are (1) Subscription and (2) Hardware and other. Subscription revenue is recognized over time and hardware and other revenue is recognized at a point-in-time.

To provide services to customers, a device is required which collects and transmits information collected from the vehicle or other asset. Fleet customers may also obtain other items of hardware, virtually all of which are functionally-dependent on the device. Some customers obtain control of the device and other hardware (where legal title transfers to the customer); while other customers do not (where legal title remains with the Company). A contract arises on the acceptance of a customer’s purchase order, which is typically executed in writing.

In instances where the customer obtains control of the device and other hardware, which is typically upon installation or delivery to the customer, the device, the other hardware, the installation thereof and the service are each accounted for as separate performance obligations. The total transaction price is allocated to each performance obligation using relative stand-alone selling prices. Revenue allocated to the device and other hardware is recognized upon delivery, and revenue allocated to installation is recognized once the installation is complete, since installation is completed within a day. Revenue related to the service performance obligation (subscription) is recognized on a straight-line basis over the expected contractual term, since we consistently deliver telematics services on a continuous basis over that period.

In instances where the customer does not obtain control of the device and other hardware, which is functionally-dependent on the device, there is only a single performance obligation, namely the service. The customer is not able to direct the use of these items, and accordingly these contracts do not contain leases. In these instances, the devices and other hardware are used by the Company to provide the services. The total revenue from these contracts is recognized as subscription revenue on a straight-line basis over the expected contractual term, since we consistently deliver telematics services on a continuous basis over that period.

Revenue is presented net of discounts, value added tax, returns and after eliminating sales within the Company.

The Company distributes devices and other hardware to certain small fleet operators and consumers through distributors. Distributors act as agents and hardware revenue is only recognized when the distributor sells the hardware unit to the end customer. Once a unit is sold to a customer, the customer enters into a service agreement directly with the Company. The obligation to supply the service and the credit risk rests with the Company. The subscription revenue is recognized when the service is rendered.

The Company also sells hardware to motor vehicle dealerships for fitment into their vehicle trading stock. These dealerships purchase the hardware from the Company and are considered to act as a principal in the contract because they obtain title to the hardware, bear the risks and rewards of ownership and accordingly control the hardware purchased. The buyer of the vehicle then enters into a service-only contract with the Company. Revenue is recognized upon sale of the hardware to the dealership and subscription revenue is recognized as the services are provided to the customer.

The Company distributes devices and other hardware to enterprise fleet customers through dealers. Dealers are considered to act as a principal for the sale of hardware to the end customer, and revenue is recognized by the Company upon sale of the hardware unit to the dealer. Dealers are also considered to act as a principal for the provision of the service to end customers because, even though the dealers do not provide the service themselves, the dealers control the right to receive the service before that right is transferred to the end customer, the dealers have the primary responsibility for fulfilling the promise to provide the service to the end customer, and the dealers have full discretion in establishing the prices charged to the end customer. Accordingly, subscription revenue is recognized as the service is provided to the dealers.

Contract liabilities (deferred revenue)
Timing of revenue recognition may differ from the timing of invoicing customers or collecting payments from customers. Typically, corporate customers pay in arrears, while consumer customers pay in advance.

When customers are invoiced in advance for subscription services that will be provided over periods of more than one month, or pay in advance of service periods of more than one month, deferred revenue liabilities, or contract liabilities, are recorded.

In all other instances, the Company has a right to consideration for subscription services from customers in an amount that corresponds directly with the value to customers of the Company’s performance completed to date. Therefore, revenue is recognized for the amount to which the Company has a right to invoice. Accordingly, as permitted by ASC 606-10-50-14(b) certain quantitative disclosures about the Company's remaining performance obligations (future subscription services) are not provided. The future subscription services will be provided over varying periods from 1 to 60 months.

Contracts for which the Company receives a payment for a time period which is more than 12 months in advance are considered to comprise a significant financing component. Interest expense is accrued on the deferred revenue liability. This results in the revenue being measured at the future value of the payments received.

Prior to the adoption of ASC 606, interest expense was not accrued on the deferred revenue liability.

Fixed escalations
Fixed escalations are spread evenly over the contract period resulting in the related revenue to differ from what is actually billed. In the earlier part of the contract, revenue recognized is higher than the amount billed, while in the latter part it is lower.

Deferred commissions
Commissions incurred to acquire contracts are capitalized and amortized, unless the amortization period is 12 months or less. The commission capitalized is attributed to the specific performance obligations in the related contract. Commission is considered commensurate with respect to a particular contract when equivalent/comparable commission is payable upon the extension or renewal of such a contract or upon the customer entering into a new contract. To the extent commission capitalized is commensurate, the commission attributable to service will be amortized over the minimum contractual period or, if shorter, the expected life of the contract. To the extent it is not commensurate, the commission capitalized that is attributable to service is amortized over the expected life of the contract. Typically, with regard to month-to-month contracts, commission payable is not considered commensurate for such contracts because no commission is payable as and when the customer extends each month by not giving notice. Accordingly, commission incurred on such contracts that is attributable to service is amortized over the expected life of the contract taking account of expected extensions/renewals.

Recurring commission is commission which is payable for each month the customer remains with the Company. The amount capitalized reflects the total commission payable over the minimum contractual period or, if shorter, the expected life of the contract, together with the effect of the time value of money, where significant.

As of March 31, 2019 and 2020, deferred commissions amounted to $3.7 million and $3.6 million respectively, which are included within Other assets on the Balance Sheet.

Amortization expense of external commissions capitalized is recognized in cost of sales, while that of internal commissions is recognized in sales and marketing costs. Commissions not capitalized under the 12-month practical expedient are also classified in the same manner.

Prior to the adoption of ASC 606, commissions incurred to acquire contracts were recognized as expenses as incurred.

Foreign currency

Functional and presentation currency
Each subsidiary is consolidated by translating its assets, liabilities and results into the functional currency of its immediate parent company, and subsequently the consolidated position, determined in South African Rand, is translated into U.S. Dollars (presentation currency). Assets and liabilities are translated into U.S. Dollars using the exchange rates in effect at the balance sheet date. Equity items are translated at historical exchange rates, while income and expense items are translated using average exchange rates for the period. Foreign currency translation adjustments are reported in stockholders’ equity as a component of accumulated other comprehensive income/(loss) until disposal.

The movement in the foreign currency translation adjustments is as follows (in thousands):

	As of March 31,
	2019	2020

Cumulative foreign currency translation adjustments, beginning of year	$17,589	$2,115
Adjustment on initial application of ASC 326 Financial Instruments – Credit Losses as of April 1, 2019		(22)
Foreign currency translation adjustments for the year, net of tax - in other comprehensive income/(loss)	(15,474)	(13,163)
Cumulative foreign currency translation adjustments, end of year	$2,115	$(11,070)

Transactions and balances
Transactions in foreign currencies are initially recorded by the Company and its subsidiaries in their respective functional currencies using the exchange rates at the dates of the transactions. Foreign currency monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date. All resulting foreign exchange gains and losses are recognized in in Other income/(expense) in the Statement of Income, except for those gains and losses arising on long-term monetary assets held by a group entity in a foreign subsidiary for which settlement is neither planned nor anticipated within the foreseeable future, which forms part of the net investment of the foreign operation. These foreign exchange gains and losses are recognized as part of the foreign currency translation adjustments in accumulated other comprehensive income/(loss) until disposal.

Financial Assets

Cash and cash equivalents
Cash and cash equivalents comprise cash on hand and deposits held on call with banks; all of which are available for use by the Company and have an original maturity of less than three months.

Restricted cash
Restricted cash comprises deposits backing guarantees issued by financial institutions on behalf of the Company in respect of the Company's obligations under certain lease, supply and other agreements, cash held by MiX Telematics Enterprise BEE Trust (a VIE which is consolidated). Cash held by the Trust is to be used solely for the benefit of its beneficiaries.
Accounts receivables
Accounts receivables are amounts due from customers for goods sold or services performed in the ordinary course of business. Since the terms of payment are not more than 12 months, accounts receivables are recognized initially at their transaction price. Subsequent to initial recognition, accounts receivables are measured at amortized cost using the effective interest method, less any allowances for doubtful accounts.

Allowance for doubtful accounts
The allowance for doubtful accounts on accounts receivables is calculated by considering all relevant information, internal and external about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions to appropriately reflect the risk of losses over the remaining contractual life of an asset. Historical loss rates, calculated as actual losses over a period as a percentage of revenue, are adjusted for current conditions and management’s expectations about future economic conditions.

The allowance is measured on a collective basis where management groups their customers appropriately based on their credit risk characteristics.

The allowance for doubtful accounts is a valuation account and the asset’s carrying amount is reduced and the amount of the loss is recognized in the Consolidated Statement of Income. Subsequent recoveries, if any, are credited to the allowance. Actual write-downs are recorded when the asset is deemed uncollectible after all efforts to recover have yielded no results.

The Company has adopted ASC 326 Financial Instruments – Credit Losses ("ASC 326") effective April 1, 2019. Prior to this date the allowance for doubtful accounts was determined on an incurred-loss basis.

Loans to external parties
Loans to external parties are recognized initially at fair value, and subsequently at amortized cost using the effective interest method, less expected credit losses over the lifetime of the loan.

Expected credit losses are determined using management’s estimate of the probability of default and the value of the underlying security. Loans to external parties are included within Other assets on the Consolidated Balance Sheet.

Concentration of Credit Risk
Credit risk arises from restricted cash, cash and cash equivalents as well as credit exposures to customers and loans to external parties. The Company analyses the credit risk for each of their new clients based on predefined requirements before standard payment and delivery terms and conditions are offered. An allowance for doubtful accounts is provided for individual accounts. Cash investments are only placed with reputable financial institutions. Management believes that financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal credit risk exists with respect to those balances.

Fair value measurements
The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts of the Company's financial instruments, except for loans to external parties, approximate their fair values due to their short-term nature, The fair value of the loans to external parties is determined using unobservable market data (Level 3 inputs), that represent management's estimate of current interest rates that a commercial lender would charge the borrowers. As of March 31, 2020, the carrying amount, and the corresponding fair value, of the loans to external parties was $0.5 million.

When certain triggering events occur, the Company is required to assess non-financial assets for impairment. When impaired, non-financial assets are written down to fair value. The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market.

Fair value is determined in accordance with ASC 820, Fair Value Measurement and is categorized as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly (that is, as prices) or indirectly (that is, derived from prices); and

Level 3: Inputs for the asset or liability that are not based on observable market data (that is, unobservable inputs).

Inventories
Inventories comprise finished goods which are stated at the lower of cost and net realizable value. Cost is determined using a first-in, first-out ("FIFO"), actual cost or weighted average cost basis. The cost of inventories includes the cost of manufacturing as charged by third parties and excludes borrowing costs. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation, and is based upon assumptions about future demand and market conditions. Impairments of inventory are not subsequently reversed. During the years ended March 31, 2018, 2019 and 2020, $0.7 million, $0.3 million and $0.3 million was recognized, respectively, as a charge in cost of sales as a result of the write-down of inventory to net realizable value.

Prepaid expenses and other current assets
Prepaid expenses and other current assets comprise prepaid taxes, prepaid expenses, current income tax assets and non-current assets held for sale (only for fiscal 2019), which comprised the Stellenbosch property that was owned by the Company.

The Stellenbosch property was sold during fiscal 2020 under a sale and leaseback transaction with Black Industrialists Group Property Management Company (Pty) Ltd ("BIG") as part of a Broad-based Black Economic Empowerment transaction in South Africa. The sales proceeds comprised cash of $1.3 million and a loan of $0.3 million (fair value of $0.2 million), resulting in a gain of $0.3 million, which is recognized in Other income in the Consolidated Statement of Income.

Property and equipment
Property and equipment are stated at historical cost less accumulated depreciation and any accumulated impairment losses. Historical cost includes all expenditure directly attributable to the acquisition of the items of property and equipment. Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. Repairs and maintenance are charged to the Consolidated Statement of Income in the reporting period in which they are incurred.

The cost of in-vehicle devices installed in vehicles (including installation and shipping costs) as well as the cost of uninstalled in-vehicle devices, is capitalized as property and equipment. The Company depreciates installed in-vehicle devices on a straight-line basis over their expected useful lives, commencing upon installation, whereas uninstalled in-vehicle devices are not depreciated until installed. The related depreciation expense is recorded as part of cost of sales in the Consolidated Statement of Income. Depreciation on other assets is calculated using the straight-line method to reduce the cost of the asset to its residual value over its estimated useful life, as follows:

Equipment	1 - 8 years
Motor vehicles	3 - 7 years
Furniture, fixtures and equipment	1 - 10 years
Computer equipment	1 - 7 years
In-vehicle devices installed	1 - 6.5 years

The assets’ residual values and useful lives are reviewed, and adjusted if appropriate, at the end of each reporting period.

Gains or losses on disposal or retirement are recognized within Other income/(expenses) in the Consolidated Statement of Income.

Right-of-use assets are included in Property and Equipment on the Consolidated Balance Sheet.

Leases
The Company as a lessee

The Company early adopted ASC 842, Leases commencing April 1, 2018 by recognizing right-of-use assets at an amount equal to the related lease liability at that date, without adjusting the comparatives. The adoption resulted in the recognition of right-of-use assets of $3.0 million and lease liabilities of $3.0 million, as of April 1, 2018.
The Company recognizes a right-of-use asset and a lease liability at the lease commencement date for all leases except for those that have a lease term of 12 months or less and do not contain a purchase option that is reasonably certain to be exercised. The lease payments associated with these leases are recognized as an expense on a straight-line basis over the lease term.

Right-of use assets are initially measured at cost, which comprises the initial amount of the related lease liability adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred, less any lease incentives received.

All of the Company’s leases are classified as operating leases. This means that the right-of-use asset is depreciated in such a manner, that together with the interest charge on the lease liability, the Company achieves a straight-line total lease expense over the lease period.

Lease payments included in the measurement of the lease liability comprise the following:
•fixed payments; and
•lease payments in an optional renewal period if the Company is reasonably certain to exercise an extension option.

The lease liability is measured at amortized cost using the relevant group entity’s incremental borrowing rate at inception of the lease. The lease liability is remeasured when the Company changes its assessment of whether an extension option will be exercised.

When the lease liability is remeasured, a corresponding adjustment is made to the carrying amount of the right-of-use asset. In certain cases, the adjustment is recorded in the Consolidated Statement of Income if the carrying amount of the right-of-use asset has been reduced to zero.

The Company presents right-of-use assets within property and equipment, and lease liabilities within accrued expenses and other liabilities, on the Consolidated Balance Sheet.

Goodwill
Goodwill is not amortized but is tested for possible impairment at least annually, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is allocated to a reporting unit for the purpose of impairment testing. ASU 2017-04 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment was early adopted commencing April 1, 2017, whereby the carrying value of the reporting unit, to which goodwill has been allocated, is compared to its fair value, and a goodwill impairment charge is recognized for the amount (if any) by which the carrying value exceeds the fair value, limited to the amount of the goodwill. No impairments of goodwill existed as of the last testing date, March 31, 2020 or the previous testing, March 31, 2019. The changes in the carrying value of goodwill during fiscal 2019 and fiscal 2020 are attributable only to foreign currency translation adjustments.

The allocation of goodwill to reporting units is as follows (in thousands):

	As of March 31,
	2019	2020
Central Services Organization	$7,112	$5,754
Europe	8,526	8,106
Middle East and Australasia	4,364	4,364
Africa	24,350	19,699
	$44,352	$37,923

Goodwill sensitivity as of March 31, 2020 was as follows:

	Central Services Organization	Africa	Europe	Middle East and Australasia
Fair value exceeded the carrying amount by	22.2%	22.8%	17.0%	63.1%
Post-tax discount rate used to determine fair value	15.7%	15.7%	9.0%	7.6%
The following changes will result in nil headroom
Post-tax discount rate applied to the cash flow projections	18.3%	19.8%	10.4%	15.8%
Decrease in the cash flow projections of	22.2%	22.8%	17.0%	63.1%

Although there were no impairments of goodwill as of March 31, 2020, significant judgement was exercised in determining the fair value of each reporting unit, especially in light of COVID-19, which has had and, we believe, will continue to have an adverse impact on global economies and financial markets. In particular, to the extent that anticipated new contracts do not materialize and the business strategy does not come to fruition, or key personnel are not retained, the forecasts on which the impairment tests were performed could be negatively impacted.

Intangible assets

Patents and trademarks
Patents and trademarks acquired in a business combination are recognized at fair value at the acquisition date. Patents and trademarks have a finite useful life and are subsequently carried at cost less accumulated amortization and accumulated impairment losses. Amortization is calculated using the straight-line method to allocate the cost of patents and trademarks over their estimated useful lives which range from 3 to 20 years.

Customer relationships
Customer relationships acquired in a business combination are recognized at fair value at the acquisition date. Customer relationships have a finite useful life and are subsequently carried at cost less accumulated amortization and accumulated impairment losses. Amortization is calculated over the expected useful life of the customer relationship ranging from 2 to 15 years and reflects the pattern in which future economic benefits of the customer relationship are expected to be generated. The useful life principally reflects management’s view of the average economic life of the customer base and is assessed by reference to factors such as customer churn rates.

Internal-use software and technology
The Company capitalizes as intangible assets, internal-use software acquired or developed solely to meet the Company’s internal needs. Costs, excluding general and administrative costs, are capitalized from the date on which management implicitly or explicitly authorizes, or commits to fund, the project, and it is probable that the project will be completed and the software will perform the intended function (application development stage). All costs incurred during the preliminary development stage are expensed. Capitalization ceases when the project is substantially complete and the software is ready for its intended use.

Costs, including annual licenses, associated with maintaining computer software programs, and training costs are expensed as incurred. Costs incurred for upgrades and enhancements (modifications to existing internal-use software that provides additional functionality) are capitalized during the application development stage.

Software capitalized is amortized on a straight line basis over its estimated useful life ranging from 1 to 18 years, commencing on the date when the software is ready for its intended use.

Computer software for external use
Computer software for external use refers to the firmware that is developed by the Company for the devices and other hardware provided to its customers. The costs of developing firmware are expensed as incurred prior to the establishment of its technological feasibility, from which point the development costs are capitalized and recognized as intangible assets. For the periods presented, technological feasibility could only be demonstrated shortly before the release of the firmware, and as a result, the development costs that meet the requirements for capitalization are not material.

Impairment of long-lived assets
Intangible assets that are not ready for use are not subject to amortization but are assessed annually for impairment or more frequently if events or changes in circumstances indicate that they might be impaired.

Long-lived assets that are subject to amortization or depreciation are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

An asset is written down immediately to its fair value if its carrying amount is greater than its future undiscounted cash flows. Recognized impairment losses are not reversed.

For the purposes of assessing impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Impairment losses recognized during the year ended March 31, 2018 were $0.2 million and were less than $0.1 million for each of the years ended March 31, 2019 and 2020.

Common stock
Incremental external costs directly attributable to the issuance of new shares or the exercise of stock options are shown in equity as a deduction, net of tax, from the proceeds .

If a Group company purchases the Company’s equity instruments (treasury stock), then the consideration paid, including any directly attributable incremental costs (net of income taxes) is deducted from equity attributable to ordinary shareholders of the Company as treasury stock until the shares are canceled or reissued. If such ordinary shares are subsequently reissued, then any consideration received, net of any directly attributable incremental transaction costs and the related income tax effects, is included in equity attributable to ordinary shareholders of the Company. MiX Telematics Investments Proprietary Ltd ("MiX Investments"), a wholly owned subsidiary of the Company, holds 53,816,750 of the Company’s ordinary shares of no par value, of which 13,816,750 shares were acquired during fiscal 2020. These shares are held as treasury stock..

Share repurchases
On May 23, 2017, the Company's Board of Directors approved a share repurchase program of up to R270 million (equivalent of$15.1 million as of March 31, 2020) under which the Company may repurchase its ordinary shares, including American Depositary Shares ("ADSs"). The Company may repurchase its shares from time to time at its discretion through open market transactions and block trades, based on ongoing assessments of the capital needs of the Company, the market price of its securities and general market conditions. This share repurchase program may be discontinued at any time by the Board of Directors, and the Company has no obligation to repurchase any amount of its securities under the program. The repurchase program will be funded out of existing cash resources.

During the years ended March 31, 2018, 2019 and 2020, the Company repurchased 5,015,660, 9,157,695 and 16,856,001 shares, respectively, for an aggregate repurchase consideration of $1.4 million, $5.3 million and $9.8 million, respectively. Subsequent to the repurchases during fiscal 2018 and 2019, the shares were de-listed and now form part of the authorized unissued share capital of the Company. MiX Investments holds 13,816,750 of the shares repurchased during fiscal 2020, and the balance of the shares repurchased of 3,039,251 were de-listed and now form part of the authorized unissued share capital of the Company. The maximum value of shares that may still be repurchased under the program is R33.5 million (equivalent of $1.9 million as of March 31, 2020). The authority to repurchase shares will expire at the upcoming annual general meeting.

Taxation
Income taxes are accounted for under the asset and liability method. Income tax expense is recognized in the Consolidated Statement of Income, except to the extent that it relates to items recognized in other comprehensive income or directly in equity. The Company uses the portfolio approach for releasing income tax effects from accumulated other comprehensive income.

The current income tax charge is calculated on the basis of the tax laws and tax rates enacted by the reporting date in the countries where the Company and its subsidiaries operate and generate taxable income. Interest, and penalties, incurred on the underpayment of income taxes is classified as interest expense, and administration expenses, respectively.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax is measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are provided when necessary to reduce deferred tax assets to the extent it is more likely than not that some portion of the deferred tax asset will not be realized.

Management periodically evaluates its tax positions with respect to situations in which applicable tax regulation is subject to interpretation. For uncertainties in income tax positions if it is more likely than not that some tax benefit will be sustained based on the technical merits of the position, then the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more likely than not that some tax benefit will be sustained, then zero tax benefit is recognized. As of March 31, 2018 and 2019, there was an uncertain tax position in respect of certain tax deductions, related to tax years prior to 2017, that were disallowed. No tax benefit was recognized because it was not considered more likely than not that the tax benefit would be realized. After a lengthy legal process, approval for the tax deductions was received in January 2020, resulting in the recognition of a current tax asset of $0.5 million. There were no material uncertain tax positions as of March 31, 2020.

Deferred tax liabilities arising on investments in domestic subsidiaries are not recognized to the extent that the investment can be recovered on a tax-free basis; and on investments in foreign subsidiaries to the extent that the undistributed earnings will be invested indefinitely or will be remitted in a tax-free liquidation.

Stock-based compensation
The Company operates various stock-based compensation plans, under which the entity receives services from employees as consideration for equity instruments of the Company. Settlement has taken place out of a fresh issue of shares. The equity instruments that may be granted in terms of the plans include stock options, retention shares, performance shares and stock appreciation rights, all of which entitle the holder to obtain shares in the Company. The fair value, determined at grant date, of the equity instruments granted is recognized as an expense over the vesting period, taking expected forfeiture into account, with a corresponding credit to additional paid-in capital. At the end of each reporting period, the Company revises its estimate of the number of equity instruments that are expected to vest, using historical and current information, and recognizes the impact of any revisions in the Consolidated Statement of Income, with a corresponding adjustment to additional paid-in capital. Expected forfeitures relating to service conditions are estimated to be 5%.

Advertising
Advertising costs are expensed as incurred and are classified as sales and marketing expense on the Consolidated Statement of Income. For the years ended March 31, 2018, 2019 and 2020, $1.9 million, $2.0 million and $2.0 million respectively, were expensed.

Recent accounting pronouncements

ASU 2016-13 – Financial Instruments – Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets measured at amortized cost. The update was issued to require the consideration of a broader range of reasonable and supportable information when determining estimates of credit losses.

The Company early adopted Topic 326 from April 1, 2019 by recognizing the cumulative adjustments in retained earnings at that date without restating comparative periods. The adoption of the update resulted in an increase in the allowance for doubtful accounts of $0.3 million.

1. Credit risk related to accounts receivables

As of March 31, 2019 and 2020, the aging analysis of accounts receivables is as follows (in thousands):

	Gross	Allowance for doubtful accounts	Net
2019
Not past due	$12,455	$(74)	$12,381
Past due by 1 to 30 days	4,935	(131)	4,804
Past due by 31 to 60 days	1,831	(74)	1,757
Past due by more than 60 days	4,543	(2,440)	2,103
Total	$23,764	$(2,719)	$21,045

	Gross	Allowance for doubtful accounts	Net
2020
Not past due	$11,670	$(366)	$11,304
Past due by 1 to 30 days	7,309	(321)	6,988
Past due by 31 to 60 days	2,799	(158)	2,641
Past due by more than 60 days	5,924	(2,757)	3,167
Total	$27,702	$(3,602)	$24,100

The movements in the allowance for doubtful accounts are as follows (in thousands):

	As of March 31,
	2019	2020

Opening balance	$1,482	$2,719
Adjustment on initial application of ASU 2016-13*		301
Opening balance – restated	1,482	3,020
Bad debt provision	2,098	3,941
Write-offs, net of recoveries**	(572)	(2,655)
Foreign currency translation differences	(289)	(704)
Closing balance	$2,719	$3,602

* Comparatives have not been restated
** Amounts written off are not subject to enforcement activity.

From April 1, 2019 the Company measures the allowance for doubtful accounts at an amount equal to lifetime expected credit losses as a result of the adoption of ASU 2016-13. Under legacy GAAP, the allowance for doubtful accounts was determined on an incurred loss basis wherein a loss was considered to have been incurred when there was objective evidence of impairment as a result of one or more loss events that had incurred.

The measurement of expected credit losses is a function of the probability of default, loss given default (i.e. the magnitude of the loss if there is default) and the exposure at default. The assessment of the probability given default and loss given default is based on historical data adjusted by relevant forward-looking information. The exposure at default is represented by the asset’s gross carrying amount at the reporting date.

The Company considers a default to have occurred when a receivable is more than 90 days past due or information determined internally or obtained from external sources indicates that the customer is unlikely to pay its creditors, including the Company, in full. Amounts provided are generally written off when there is no expectation of recovering the amount, in accordance with the Company’s write-off policy.

Overview of the Company’s exposure to credit risk from customers

The maximum exposure to credit risk at the reporting date is the carrying value of each receivable and loan to external parties, net of impairment losses where relevant. As of March 31, 2019 and 2020, other than 15% of the gross accounts receivables relating to four debtors, and 16% of the gross accounts receivables relating to four debtors, respectively, the Company has no significant concentration of credit risk, due to its spread of customers across various operations and geographical locations.

The Company does not hold any collateral as security.

Net accounts receivables as of March 31, 2019 and 2020 of $1.8 million and $2.9 million, respectively, are pledged as security for the Company’s overdraft facilities.

2. Property and equipment

Property and equipment comprises owned and right of use assets. The Company leases many assets including property, vehicles, machinery and IT equipment.

The cost and accumulated depreciation of owned equipment are as follows (in thousands):

	As of March 31,
	2019	2020
Owned equipment
Equipment, vehicles and other	$7,043	$6,114
In-vehicle devices	50,415	52,824
Less: accumulated depreciation and impairments	(28,652)	(35,397)

Owned equipment, net	$28,806	$23,541

Total depreciation expense related to owned equipment during the years ended March 31, 2018, 2019 and 2020 was $11.7 million, $12.5 million and $16.1 million, respectively. Depreciation expense related to in-vehicle devices is included in subscription cost of revenue.

The cost and accumulated depreciation of right-of-use property and equipment are as follows (in thousands):

	As of March 31,
	2019	2020
Right-of-use assets
Property	$3,782	$7,724
Equipment, vehicles and other	204	250
Less: accumulated depreciation	(1,078)	(1,496)

Right of use property and equipment, net	$2,908	$6,478

3. Intangible assets

Intangible assets comprise the following (in thousands):

		As of March 31, 2019			As of March 31, 2020
	Useful life (in years)	Gross Carrying amount	Accumulated amortization	Net	Gross Carrying amount	Accumulated amortization	Net

Patents and trademarks	3 - 20	$86	$(49)	$37	$76	$(45)	$31
Customer relationships	2 - 15	3,176	(2,221)	955	2,600	(2,068)	532
Internal-use software, technology and other	1 - 18	27,922	(12,035)	15,887	26,508	(12,064)	14,444

Total		$31,184	$(14,305)	$16,879	$29,184	$(14,177)	$15,007

For the years ended March 31, 2018, 2019 and 2020, amortization expense of $3.8 million, $3.9 million, and $3.8 million has been recognized, respectively.

The weighted average amortization period of intangible assets purchased during the year ended March 31, 2019 and 2020 is 3 years.

As of March 31, 2019 and 2020, there was internal-use software in progress of $2.6 million, and $2.6 million, respectively.

As of March 31, 2020, the estimated future amortization expense is as follows (in thousands):

Years ending March 31,
2021	$3,407
2022	3,046
2023	2,698
2024	2,367
2025	1,855
Thereafter	1,635
Total	$15,007

4. Other assets

The following is a summary of other assets (in thousands):

	As of March 31,
	2019	2020

Deferred commissions	$3,729	$3,614
Loans to external parties and other receivables	—	586
Total other assets	$3,729	$4,200

Deferred commissions
Deferred commissions arise from commissions paid to sales employees and external third parties to obtain contracts with customers, unless the amortization period is 12 months or less, in which instance it is expensed immediately. The following is a summary of the amortization expense (in thousands):

	As of March 31,
	2019	2020

Amortization recognized during the year:	$(2,217)	$(3,486)
–Cost of revenue (external commissions)	(1,519)	(2,428)
–Sales and marketing (internal commissions)	(698)	(1,058)

Loans to external parties
The loans to external parties relate to Broad-based Black Economic Empowerment transactions entered to in South Africa.

As of March 31, 2020, the amortized cost of the loans to Black Industrialists Group Property Management Company (Pty) Ltd ("BIG") and HSW Management services CC ("HSW") amounted to $0.4 million and $0.1 million, respectively. All the loans were originated during fiscal 2020, and are on off-market terms. No interest was charged during fiscal 2020. The imputed interest rate on the loans to BIG and HSW is 9.65% and 11.65% respectively. Imputed interest rate represents the interest rate that results from a process of approximation required when the present value of a loan must be estimated because an established exchange price is not determinable and the loan has no ready market, while effective interest rate is the rate of return implicit in the loan, that is, contractual interest rate adjusted for any net deferred loan fees or costs, premium, or discount existing at the origination of the loan.

5. Accrued expenses and other liabilities

Accrued expenses comprise the following (in thousands):

	As of March 31,
	2019	2020
Current:
Product warranties	$757	$601
Maintenance	477	357
Employee-related accruals	8,101	5,296
Lease liabilities	750	1,094
Accrued income tax payable	173	736
Other accruals	7,165	6,755
Total current	$17,423	$14,839

Non-current:
Lease liabilities	$2,161	$5,413
Other liabilities	277	247
Total non-current	$2,438	$5,660

Product warranties
The Company provides warranties on certain products and undertakes to repair or replace items that fail to perform satisfactorily. Management estimates the related provision for future warranty claims based on historical warranty claim information, the product lifetime, as well as recent trends that might suggest that past cost information may differ from future claims. The table below provides details of the movement in the accrual in thousands:

	As of March 31,
	2019	2020

Product warranties
Opening balance	$1,166	$777
Statement of Income (credit)/charge	218	372
Utilized	(430)	(409)
Foreign currency translation difference	(177)	(124)
Balance as of March 31	$777	$616
Non-current portion (included in other liabilities)	$20	$15
Current portion	$757	$601

6. Deferred revenue

The movement in deferred revenue is as following (in thousands):

	As of March 31,
	2019	2020

Deferred revenue
Opening balance	$5,591	$6,107
Adjustment on initial application of ASC 606	432	—
Raised during the year	13,507	20,716
Reversed (recognized as revenue)	(12,429)	(20,736)
Foreign currency translation difference	(994)	(1,010)
Closing balance	$6,107	$5,077

7. Leases

The Company leases property, office equipment and vehicles under operating leases. The lease terms vary between less than 1 month and 138 months, with many leases providing renewal rights and certain leases with annual escalations of up to 8% per annum. To the extent the Company is reasonably certain that it will exercise renewal options, such options have been included in the lease terms used for calculating the right-of-use assets and lease liabilities.

As of March 31, 2020, the weighted-average remaining lease term (including expected renewals where appropriate) of operating leases is 46 months.

Lease liabilities are determined by discounting the lease payments at the particular group entity's incremental borrowing rate at the lease commencement date. As of March 31, 2020, the weighted-average incremental borrowing rate used to discount the lease liabilities is 7.2% p.a.

Where lease terms are 12-months or less, and meet the criteria for short-term lease classification, no right-of-use asset and no lease liability are recognized.

The components of lease cost are as follows (in thousands):

	As of March 31,
	2018	2019	2020

Operating lease cost	$1,895	$1,228	$1,631
Short-term lease cost	*	721	198
Total lease cost	$1,895	$1,949	$1,829

* ASC 842 was applied only from April 1, 2018, therefore no distinction was made between operating lease costs and short-term lease costs for the financial year ended March 31, 2018.

Supplemental cash flow information and non-cash activity related to the Company's operating leases are as follows (in thousands):

	As of March 31,
	2018	2019	2020

Operating cash flow information:
Cash payments included in the measurement of lease liabilities	$—	$1,270	$1,500
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$815	$4,520

Maturities of lease liabilities as of March 31, 2020 were as follows (in thousands):

Fiscal 2021	$1,413
Fiscal 2022	1,262
Fiscal 2023	1,040
Fiscal 2024	874
Fiscal 2025	837
Thereafter	3,141
Total lease payments	8,568
Less: Imputed interest	(2,060)
Present value of lease liabilities	$6,508

8. Income taxes

The following table presents domestic and foreign components of income before income tax expense (in thousands):

	As of March 31,
	2018	2019	2020

Domestic (South Africa)	$10,370	$28,767	$30,464
Foreign	6,118	(4,142)	(9,648)
Income before income tax expense	$16,488	$24,625	$20,816

The following is a summary of the Company’s provision for income taxes for the years ended March 31, 2018, 2019 and 2020:

	As of March 31,
	2018	2019	2020

Current tax
Domestic (South Africa)	$(3,639)	$(5,620)	$(4,261)
Foreign federal	—	—	—
Foreign state	(663)	(1,109)	(978)
Total Current	(4,302)	(6,729)	(5,239)
Deferred tax
Domestic (South Africa)	1,221	(3,963)	(4,744)
Foreign federal	—	115	55
Foreign state	545	762	99
Total deferred	1,766	(3,086)	(4,590)
Total income tax expense	$(2,536)	$(9,815)	$(9,829)

The following table provides a reconciliation of the income tax expense calculated at the South African statutory tax rate, of 28% (since the Company is registered in South Africa), to the income tax expense:

	As of March 31,
	2018	2019	2020

Income before income tax expense	$16,488	$24,625	$20,816
Tax at South African statutory rate of 28%	4,617	6,895	5,828
Tax effect of:
– Income not subject to tax	(42)	(41)	—
– Non-deductible expenses [1]	497	423	235
– Non-deductible/(non-taxable) foreign exchange movements [2]	(2,169)	3,441	4,085
– Investment in subsidiaries	(31)	(37)	42
– Withholding tax	56	56	—
– Utilization of previously unrecognized tax losses [3]	(483)	(385)	(195)
– Foreign tax paid [4]	217	272	623
– Foreign tax rate differential	(196)	(290)	(213)
– Recognition of previously unrecognized tax losses	(86)	(262)	(11)
– Tax losses not recognized	40	18	75
– Under-provision prior years	27	157	138
– Tax incentives in addition to cost incurred [5]	(258)	(448)	(897)
– Stock based compensation	(81)	(113)	—
– Transfer pricing imputation	260	6	65
– Imputation of controlled foreign company income	182	177	119
– Other	(14)	(54)	(65)
Income tax expense	$2,536	$9,815	$9,829

1 These non-deductible expenses consist primarily of items of a capital nature and costs attributable to exempt income.
2 The non-deductible/(non-taxable) foreign exchange movements arise as a result of the Company’s internal loan structures.
3 The utilization of assessed losses arises mainly in Europe, Brazil and the Americas where historical assessed losses are being utilized.
4 The foreign tax paid relates primarily to withholding taxes on revenue earned in jurisdictions where the Company does not have a legal entity.
5 The tax incentives relate mainly to the section 11D allowance, as well as S12H learnership allowances received in terms of the South African tax authorities. MiX Telematics International Proprietary Limited (“MiX International”), a subsidiary of the Company, is eligible for a 150% allowance for research and development spend in terms of section 11D of the South African Income Tax Act. During fiscal years prior to 2017, the additional 50% tax deduction was disallowed on certain projects because the South African Department of Science and Innovation (“DSI”) was of the view that the amounts claimed did not constitute qualifying expenditure. After a lengthy legal process, the DSI advised during January 2020 that this expenditure has now been approved, resulting in the recognition of a current tax asset of $0.5 million that previously was not recognized because it was not considered probable that it would be realized.

The Company’s weighted average tax rate is 47.2% (2019: 39.9%, 2018: 15.4%).

The Company’s net deferred tax liabilities consist of the following (in thousands):

	As of March 31,
	2019	2020

Deferred tax liabilities
Capital allowances for tax purposes	5,504	4,141
Intangible assets	3,183	2,778
Prepaid expenses	208	164
Deferred foreign currency gains	5,861	8,402
Investment in subsidiaries	151	157
Deferred commissions	952	894
Lease assets	483	842
Other	146	79
Gross deferred tax liabilities	16,488	17,457
Set-off of deferred tax balances	(7,314)	(6,021)
Net deferred tax liabilities	9,174	11,436

Deferred tax assets
Deferred revenue	1,161	1,059
Capital allowances for tax purposes	1,686	1,137
Accruals	3,334	2,986
Tax losses	3,985	2,578
Stock based compensation	233	396
Deferred foreign currency losses	279	374
Recurring commission liability	74	169
Lease liabilities	524	913
Other	245	265
Gross deferred tax assets	11,521	9,877
Set-off of deferred tax balances	(7,314)	(6,021)
Net deferred tax assets before valuation allowance	4,207	3,856
Less valuation allowance	(1,010)	(748)
Net deferred tax assets	3,197	3,108
Net deferred tax liability	(5,977)	(8,328)
The gross movement in net deferred tax assets/(liabilities) is as follows:
Opening balance	(3,238)	(5,977)
Adjustment on initial application of ASC 326, 606, 842	(730)	39
Foreign currency translation	993	2,240
Credited to equity (other comprehensive income)	84	(40)
Statement of Income charge	(3,086)	(4,590)
Closing balance	(5,977)	(8,328)

Recognition of deferred tax
Deferred tax at year-end has been recognized using the following corporate tax rates:

Region	2019	2020
South Africa	28%	28%
Australia	30%	30%
Brazil	34%	34%
Romania	16%	16%
Thailand	20%	20%
Uganda	30%	30%
United Arab Emirates	—%	—%
United Kingdom	17%	17%
United States of America	25%	21%

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. As of March 31, 2019 and 2020, the Company believes that it is not more likely than not that deferred tax assets of $1.0 million and $0.7 million, respectively, will be realized in respect of cumulative tax losses amounting to $4.6 million and $2.8 million, respectively. Accordingly, the Company has recorded a valuation allowance on such deferred tax assets.

For the year ended March 31, 2019 the valuation allowance decreased by $0.3 million as a result of recognizing previously unrecognized tax losses, and it decreased by $0.4 million from utilizing previously unrecognized tax losses, in the Americas, and Brazil reporting segments which started returning to profitability.

For the year ended March 31, 2020, the valuation allowance decreased by $0.1 million primarily as a result of utilizing previously unrecognized tax losses in the Europe reporting segment.

As at March 31, 2019 and 2020, the Company had tax loss carryforwards of $18.9 million and $17.6 million. respectively. The tax loss carryforwards can be carried forward indefinitely, except for tax losses of $0.2 million in Thailand, which expire between 2022 and 2024.

9. Earnings per share

Basic
Basic earnings per share is calculated by dividing the income attributable to ordinary shareholders of the parent by the weighted average number of ordinary shares in issue during the year.

The net income and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	As of March 31,
	2018	2019	2020

Ordinary Shares:
Income attributable to ordinary shareholders	$13,947	$14,810	$10,987
Weighted average number of ordinary shares in issue	561,088	563,578	553,653
Basic earnings per share	$0.02	$0.03	$0.02

American Depository Shares*:
Income attributable to ordinary shareholders	$13,947	$14,810	$10,987
Weighted average number of American Depository Shares in issue	22,444	22,543	22,146
Basic earnings per American Depository Share	$0.62	$0.66	$0.50

* One American Depository Share is the equivalent of 25 ordinary shares.

Diluted
Diluted earnings per share is calculated by dividing the diluted income attributable to ordinary shareholders by the diluted weighted average number of ordinary shares in issue during the year. Stock options and stock appreciation rights granted to employees under the TeliMatrix Group Executive Incentive Scheme and the MiX Telematics Long-Term Incentive Plan ("LTIP") are considered to be potential ordinary shares. They have been included in the determination of diluted earnings per share if the required target share price or annual shareholder return hurdles (as applicable) would have been met based on the performance up to the reporting date, and to the extent to which they are dilutive.

The performance share awards are not considered to be dilutive as the performance conditions have not been met.

	As of March 31,
	2018	2019	2020

Diluted income attributable to ordinary shareholders	$13,947	$14,810	$10,987
Weighted average number of ordinary shares in issue	561,088	563,578	553,653
Adjusted for:
– potentially dilutive effect of stock appreciation rights	6,284	16,245	12,560
– potentially dilutive effect of stock options	5,452	3,918	1,666
Diluted weighted average number of ordinary shares in issue	572,824	583,741	567,879
Diluted earnings per share	$0.02	$0.03	$0.02

American Depository Shares*:
Diluted income attributable to ordinary shareholders	$13,947	$14,810	$10,987
Diluted weighted average number of American Depository Shares in issue	22,913	23,350	22,715
Diluted earnings per American Depository Share	$0.61	$0.63	$0.48

* One American Depository Share is the equivalent of 25 ordinary shares.

10. Dividends

The following dividends were declared (in thousands):

	As of March 31,
	2018	2019	2020
Dividends declared	$4,099	$4,914	$6,015

11. Segment information

The Company has 6 reportable segments, which are based on the geographical location of the 5 Regional Sales Offices ("RSOs") and also includes the Central Services Organization ("CSO"). CSO is the central services organization that wholesales products and services to RSOs who, in turn, interface with our end-customers, distributors and dealers. CSO is also responsible for the development of hardware and software platforms and provides common marketing, product management, technical and distribution support to each of the other reportable segments. CSO is a reportable segment because it produces discrete financial information which is reviewed by the chief operating decision maker ("CODM") and has the ability to generate external revenues.

The CODM has been identified collectively as the executive committee and the Chief Executive Officer who make strategic decisions. The performance of the reportable segments have been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure derived from net income determined under International Financial Reporting Standards ("IFRS") as issued by the International Accounting Standards Board. Prior to the publication of the financial results for the year ended March 31, 2020, the Company published results under IFRS only, which is the reason for the CODM using a performance measure based on IFRS. Segment Adjusted EBITDA is derived from IFRS net income before tax adjusted for depreciation or amortization (other than on deferred commissions), net interest income/(expense), foreign exchange gains or losses, stock–based compensation costs, restructuring costs, gains or losses on the disposal or impairments of long-lived assets and subsidiaries. Product development costs are capitalized and amortized under IFRS, and this amortization is excluded from Segment Adjusted EBITDA. Interest expense and amortization related to leases capitalized under IFRS are also excluded from Segment Adjusted EBITDA.

In determining Segment Adjusted EBITDA, the margin generated by CSO, net of any unrealized intercompany profit, is allocated to the geographic region where the external revenue is recorded by our RSOs. The costs remaining in CSO relate mainly to research and development of hardware and software platforms, common marketing, product management and technical and distribution support to each of the RSOs.

Each RSO’s results therefore reflects the external revenue earned, as well as its performance before the remaining CSO and corporate costs allocations.

The segment information provided to the CODM is as follows (in thousands):

	As of March 31, 2018
	Subscription revenue[1]	Hardware and other revenue[2]	Total revenue	Segment Adjusted EBITDA

Regional Sales Offices
Africa	$67,153	$6,528	$73,681	$33,929
Europe	8,865	6,007	14,872	5,027
Americas	14,998	2,517	17,515	6,089
Middle East and Australasia	15,409	6,035	21,444	8,221
Brazil	3,904	284	4,188	1,289
Total Regional Sales Offices	110,329	21,371	131,700	54,555
Central Services Organization	70	11	81	(11,534)
Total Segment Results	$110,399	$21,382	$131,781	$43,021

1 Subscription revenue is recognized over time.
2 Hardware and other revenue is recognized at a point in time.

	As of March 31, 2019
	Subscription revenue[1]	Hardware and other revenue[2]	Total revenue	Segment Adjusted EBITDA

Regional Sales Offices
Africa	$70,503	$5,457	$75,960	$35,238
Europe	10,221	5,034	15,255	4,931
Americas	21,279	2,646	23,925	11,097
Middle East and Australasia	16,439	7,089	23,528	10,610
Brazil	4,654	322	4,976	2,007
Total Regional Sales Offices	123,096	20,548	143,644	63,883
Central Services Organization	54	7	61	(11,411)
Total Segment Results	$123,150	$20,555	$143,705	$52,472

1 Subscription revenue is recognized over time.
2 Hardware and other revenue is recognized at a point in time.

	As of March 31, 2020
	Subscription revenue[1]	Hardware and other revenue[2]	Total revenue	Segment Adjusted EBITDA

Regional Sales Offices
Africa	$70,886	$5,870	$76,756	$33,103
Europe	11,682	3,345	15,027	5,603
Americas	22,322	2,207	24,529	10,370
Middle East and Australasia	17,389	5,741	23,130	11,031
Brazil	5,181	614	5,795	2,366
Total Regional Sales Offices	127,460	17,777	145,237	62,473
Central Services Organization	110	303	413	(9,175)
Total Segment Results	$127,570	$18,080	$145,650	$53,298

1 Subscription revenue is recognized over time.
2 Hardware and other revenue is recognized at a point in time.

The revenue from external parties reported to the Company’s CODM is recognized and measured in a manner consistent with that in the Consolidated Statement of Income. Revenue generated by the South African-based operating segments of the Company (i.e. Central Services Organization and Africa, excluding East Africa) to its local and foreign-based customers for fiscal 2018, 2019 and 2020, amounted to $71.7 million, $74.6 million and $76.0 million, respectively. Revenue generated by the foreign-based segments (i.e. Europe, Americas, East Africa, Middle East, Brazil and Australasia) to its local and foreign-based customers for fiscal 2018, 2019 and 2020, amounted to $60.1 million, $69.1 million and $69.7 million. There are no material non-cash items provided to the Company’s CODM, other than that disclosed in the reconciliation of Segment Adjusted EBITDA to income before tax below.

A reconciliation of the segment results to income before tax expense for the year is disclosed below (in thousands).

	As of March 31,
	2018	2019	2020

Segment Adjusted EBITDA	$43,021	$52,472	$53,298
Corporate and consolidation entries	(9,018)	(8,631)	(8,366)
Loss contingency [1]	17	15	(233)
Expected credit losses [2]	—	64	—
Operating lease costs [3]	—	(988)	(1,610)
Product development costs [4]	(1,162)	(1,449)	(1,363)
Depreciation and amortization	(15,524)	(16,368)	(19,972)
Impairment of long-lived assets	(199)	(62)	(6)
Stock-based compensation costs	(797)	(511)	(660)
Decrease/(increase) in restructuring costs [5]	57	(221)	1
Net profit on sale of property and equipment	98	43	270
Net foreign exchange (losses)/gains	(390)	28	(610)
Net interest income	385	233	67
Income before tax expense for the year	$16,488	$24,625	$20,816

1 For segment reporting purposes, a loss contingency (51% probability), which had been raised prior to fiscal 2018 was increased during fiscal 2018 and fiscal 2019. As of March 31, 2020, the loss contingency was no longer needed because an outflow is now considered remote. For U.S. GAAP, this loss contingency has never been recognized because the recognition requirements of ASC 450 Contingencies have never been met. Therefore, in order to reconcile Segment Adjusted EBITDA to net income before taxes, these aforementioned increases/decreases, recognized for segment reporting purposes, need to be added/deducted.

2 For segment reporting purposes, from fiscal 2019, the allowance for doubtful accounts has been determined using an expected credit loss model; whereas in fiscal 2018, an incurred loss model was used. This resulted in a higher bad debts expense in fiscal 2019 for segment reporting purposes, than that recognized in income before taxes. From fiscal 2020, an expected credit loss model is applied for U.S. GAAP purposes as a result of the early adoption of ASC 326, which is why there is no longer a reconciling item.

3 For segment reporting purposes for fiscal 2018, operating leases were expensed over the lease term on a straight-line basis, and the resultant lease expense was included in Segment Adjusted EBITDA. From fiscal 2019, for the purposes of calculating Segment Adjusted EBITDA, operating leases have been capitalized, except for leases with a term of no more than 12 months or with a term that ended by March 31, 2019 or leases of low value assets. Where operating leases are capitalized for segment reporting purposes, the amortization of the right-of-use asset and the interest on the operating lease liability are excluded from the Segment Adjusted EBITDA. ASC 842 was adopted early from fiscal 2019, therefore, in order to reconcile Segment Adjusted EBITDA to net income before taxes for fiscal 2019 and fiscal 2020, the total lease expense in respect of operating leases needs to be deducted.

4 For segment reporting purposes, product development costs, which do not meet the capitalization requirements under ASC 730 Research and Development or under ASC 985 Software, are capitalized and amortized. The amortization is excluded from Segment Adjusted EBITDA. In order to reconcile Segment Adjusted EBITDA to net income before taxes, product development costs capitalized for segment reporting purposes need to be deducted.

5 During fiscal 2019, restructuring costs of $0.1 million and $0.1 million were recognized in the Middle East and Australasia segment, and the Africa segment, respectively.

Segment assets are not disclosed because such information is not reviewed by the CODM. The following table depicts the geographical location of the Company's long-lived assets (in thousands) other than financial instruments, deferred commissions and deferred tax assets:

	As of March 31,
	2019	2020

South Africa	$58,704	$56,250
America	10,370	10,027
Europe	16,775	9,697
Middle East and Australia	5,500	5,559
Brazil	1,595	1,417
Total	$92,944	$82,950

These assets are allocated based on the physical location of the asset.

No single customer accounted for 10% or more of the Company’s total revenue in fiscal years 2018, 2019 and 2020. No single customer accounted for 10% or more of the Company's accounts receivable as of fiscal years ended 2019 and 2020.

12. Stock-based compensation plan

The Company has issued share incentives under two equity-classified incentive plans, the TeliMatrix Group Executive Incentive Scheme and the MiX Telematics Long-Term Incentive Plan ("LTIP"), to directors and certain key employees within the Company. Since the introduction of the LTIP during 2014, no further awards have been made in terms of the TeliMatrix Group Executive Incentive Scheme.

The LTIP provides for three types of grants to be issued, namely performance shares, retention shares or stock appreciation rights ("SARs"). To date only SARs and performance shares have been issued.

As of March 31, 2020, there were 60,290,000 shares reserved for future issuance under the LTIP.

The total stock-based compensation expense recognized during the years ended March 31, 2018, 2019 and 2020, was $0.8 million, $0.5 million and $0.7 million, respectively. Deferred tax benefits recognized on total stock-based compensation expense in the Statement of Income for the years ended March 31, 2018, 2019 and 2020, was $0.2 million, $0.1 million and $0.4 million, respectively. Tax benefits realized on awards exercised during the years ended March 31, 2018, 2019 and 2020, was $0.0 million, $0.1 million and $0.2 million, respectively.

Stock options granted under the TeliMatrix Group Executive Incentive Scheme

The options vest in tranches of 25% per annum, commencing on the second anniversary of the grant date and expire 6 years after the grant date. Vesting is contingent upon employment within the Company and an annual total shareholder return in excess of 10% being met, taking into account any dividends paid during the vesting period. The Company has no legal or constructive obligation to repurchase or settle the options in cash.

Management estimates forfeiture to be approximately 5%.

The following table summarizes the Company's stock options for the year ended March 31, 2020:

	Number of Options	Weighted- Average Exercise Price in U.S. Cents*	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value*(in thousands)
Outstanding as of April 1, 2019	3,500,000	23
Outstanding as of March 31, 2020	3,500,000	23	0.45	$385
Vested as of March 31, 2020	3,500,000	23	0.45	$385

* The exercise price is denominated in South African cents. U.S. currency amounts are based on a ZAR:USD exchange rate of 17.9224 as of March 31, 2020.

No stock options were granted during the years ended March 31, 2018, 2019 and 2020.

The total intrinsic value of stock options exercised during fiscal 2018 and 2019 was $1.75 million and $2.86 million, respectively. U.S. Dollar amounts are based on average ZAR:USD exchange rates for fiscal 2018 and 2019 of 12.9949 and 13.7494, respectively. No options were exercised during the year ended March 31, 2020.

The following table summarizes the Company's unvested stock options for the year ended 31 March 2020:

	Number of Options	Weighted-Average Grant-Date Fair Value in U.S. Cents*
Unvested as of April 1, 2019	875,000	10
Vested	(875,000)	10
Unvested as of March 31, 2020	—

* The exercise price is denominated in South African cents. U.S. currency amounts are based on a ZAR:USD exchange rate of 17.9224 as of March 31, 2020.

Stock appreciation rights granted under the LTIP

Under the LTIP, SARs may be issued to certain directors and key employees. The award price of the SARs granted is equal to the closing market value of ordinary shares on the day preceding the date of grant. The SARs granted vest in tranches of 25% per annum, commencing on the second anniversary of the grant date and expire 6 years after the grant date. Vesting is contingent upon employment within the Company and an annual total shareholder return in excess of 10% being achieved, taking into account any dividends paid during the vesting period, being achieved. Management estimates forfeiture to be approximately 5%. Upon exercise, the Company will settle the value of the difference, between the closing market value of the ordinary shares on the day of settlement and the award price, (if positive), by delivering shares. The Company has no legal or constructive obligation to settle the SARs in cash.

The following table summarizes the Company's SARs for the year ended March 31, 2020:

	Number of SARs	Weighted- Average Award Price in U.S. Cents*	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value* (in thousands)
Outstanding as of April 1, 2019	25,921,250	20
Granted	11,625,000	47
Exercised	(3,163,750)	18
Forfeited	(1,438,750)	32
Outstanding as of March 31, 2020	32,943,750	29	3.55
Vested and expected to vest as of March 31, 2020	31,699,063	29	3.53	$3,129
Vested as of March 31, 2020	8,050,000	18	2.18	$1,301

* The award price is denominated in South African cents. U.S. currency amounts are based on a ZAR:USD exchange rate of 17.9224 as of March 31, 2020.

The weighted-average grant-date fair value of SARs granted during the years ended March 31, 2018, 2019 and 2020, was 7 U.S. cents, 23 U.S. cents and 18 U.S. cents, respectively. The grant-date fair value was determined using a combination of the Monte Carlo Simulation option pricing model and the Binomial Tree option pricing model. U.S. currency amounts are based on a ZAR:USD exchange rate of 17.9224 as of March 31, 2020.

The total intrinsic value of SARs exercised during fiscal 2018, 2019, and 2020 was $0.14 million, $0.58 million, and $1.01 million, respectively. U.S. Dollar amounts are based on a ZAR:USD exchange rate of 17.9224 as of March 31, 2020.

The following table summarizes the Company's unvested SARs for the year ended March 31, 2020:

	Number of SARs	Weighted- Average Grant-Date Fair Value in U.S. Cents*
Unvested as of April 1, 2019	21,502,500	8
Granted	11,625,000	18
Vested	(6,845,000)	7
Forfeited	(1,388,750)	13
Unvested as of March 31, 2020	24,893,750	12

* The award price is denominated in South African cents. U.S. currency amounts are based on a ZAR:USD exchange rate of 17.9224 as of March 31, 2020.

As of March 31, 2020, there was $1.58 million of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 4.3 years.

Performance shares granted under the LTIP

4 million performance shares were granted during fiscal 2019 and fiscal 2020. Vesting was contingent upon employment within the Company and the satisfaction of the following performance targets: cumulative subscription revenue for the years ended March 31, 2019 and 2020 of R3,588 million ($200.2 million at March 31, 2020 exchange rate); and cumulative IFRS-Adjusted EBITDA for the years ended March 31, 2019 and 2020 of R1,322 million ($73.8 million at March 31, 2020 exchange rate). The performance conditions were not met and accordingly all of the performance shares were forfeited. The targets were stretch targets, and from the time of both grant dates it was not considered likely that the performance conditions would be met. As a result, no stock-based compensation expense was recognized in fiscal 2019 or 2020.

13. Debt

The Company and its subsidiaries have unlimited borrowing capacity as specified in their respective Memorandums of
Incorporation.

As of March 31, 2019 and 2020, debt comprises bank overdrafts of $2.1 million and $2.4 million, respectively. Details of undrawn facilities are shown below:

		As of March 31,
	Interest rate	2019	2020

Undrawn borrowing facilities at floating rates include:
– Standard Bank Limited:
Overdraft	SA prime* less 1.2%	$2,741	$1,204
Vehicle and asset finance	SA prime* less 1.2%	586	474
Working capital facility	SA prime* less 0.25%	—	1,395
– Nedbank Limited overdraft	SA prime* less 2%	690	558
		$4,017	$3,631
*South African prime interest rate

As of March 31, 2019 and 2020, the South African prime interest rate was 10.25% and 8.75%, respectively. The Standard Bank and Nedbank facilities have no fixed renewal date and are repayable on demand. The facility from Nedbank Limited is unsecured.

14. Commitments and contingencies

Capital commitments

As of March 31, 2018, 2019 and 2020, the Company had approved, but not yet contracted, capital commitments for intangible assets of $4.8 million, $3.6 million and $3.0 million, respectively.

As of March 31, 2018, 2019 and 2020, the Company had approved, and contracted, capital commitments for property and equipment of $1.0 million, $2.8 million and $1.8 million, respectively; and for intangible assets of $1.4 million, $1.3 million and $0.9 million, respectively.

Capital commitments will be funded out of a mixture of working capital and cash and cash equivalents.

Contingencies

Service agreement

In terms of an amended network services agreement with Mobile Telephone Networks Proprietary Limited ("MTN"), MTN is entitled to claw back payments from MiX Telematics Africa Proprietary Limited, a subsidiary of the Company, in the event of early cancellation of the agreement or certain base connections not being maintained over the term of the agreement. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2019 and 2020 was $2.7 million and $1.9 million, respectively. No loss is considered probable under this arrangement.

Competition Commission of South Africa matter

On April 15, 2019 the Competition Commission of South Africa ("Commission") referred a matter to the Competition Tribunal of South Africa ("Tribunal"). The Commission contends that the Company and a number of its channel partners have engaged in market division. Should the Tribunal rule against MiX Telematics, the Company may be liable to an administrative penalty in terms of the Competition Act, No. 89 of 1998. The Company had cooperated fully with the Commission during its preliminary investigation. We cannot predict the timing of a resolution or the ultimate outcome of the matter, however, the Company and its external legal advisers continue to believe that we have consistently adhered to all applicable laws and regulations and that the referral from the Commission is without merit. We have therefore not made any provisions for this matter as we do not believe that an outflow of economic resources is probable.

15. Retirement benefits

It is the policy of the Company to provide retirement benefits to all its South African, United Kingdom, United States, Brazilian, Romanian and Australian employees. All these retirement benefits are defined contribution plans and are held in separate trustee-administered funds. These plans are funded by members as well as company contributions. The South African plan is subject to the Pension Funds Act of 1956, the UK plan is subject to the United Kingdom Pensions Act 2008 and the Australian plan is subject to the Superannuation Guarantee Administration Act of 1992. In Brazil, the Company contributes to a mandatory state social contribution plan known as Regime Geral de Previdência Social ("RGPS"). In Romania there is a mandatory social security contribution paid to the state budget, as defined by the Pension Law (Law 263/2010) and the Fiscal Code (Law 227/2015). For the United States employees, a voluntary Internal Revenue Service section 401(k) tax-deferred defined contribution scheme is offered. The full extent of the Company’s liability, in respect of the retirement benefits offered, is the contributions made, which are charged to the Consolidated Statement of Income as they are incurred. The total Company contribution to such schemes for the years ended March 31, 2018, 2019 and 2020 were $2.1 million, $2.1 million and $2.2 million, respectively.

16. Related party transactions

The Company leased premises from TPF Investments Proprietary Limited ("TPF"), a company over which Robin Frew (non- executive Chairperson of the Company) exercises significant influence. Lease expenses of $0.6 million, $0.5 million and $0.2 million were recognized during the years ended March 31, 2018, 2019 and 2020 respectively. During July 2019, in a back-to-back agreement, the Company acquired the property from TPF for $3.1 million and sold it immediately for $3.1 million to Black Industrialists Group Property Management Company (Pty) Ltd ("BIG"), a non-related party, as part of a Broad-Based Black Economic Empowerment transaction. The Company now leases the property from BIG.

No amounts were owing to and receivable from related parties as of March 31, 2018, 2019 and 2020.

17. Subsequent events

Other than the items below, the directors are not aware of any matter material or otherwise arising since March 31, 2020 and up to the date of this report, not otherwise dealt with herein.

Global outbreak of COVID-19
In December 2019, a novel strain of coronavirus outbreak was reported in China ("COVID-19"). In January 2020, the World Health Organization (WHO) declared this outbreak a Public Health Emergency of international concern and, subsequently, it was declared a pandemic in March 2020. The outbreak continued to spread globally, affecting global economic activity and financial markets. Due to extensive measures implemented by various governments, all of our employees are required to work remotely, with the exception of our staff working in our monitoring centers, which were classified as an essential service. We have implemented appropriate safeguards for these centers. In addition, we have modified certain business and workforce practices (including suspension of all business travel and cancellation of physical participation in meetings, events and conferences) and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, in which case our employees or other individuals may become sick, our ability to perform critical functions could be harmed, and we may be unable to respond to some of the needs of our global business. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers and other business counterparties.

COVID-19 has disrupted the operations of our customers and channel partners, our operations and the results of our operations. COVID-19 currently has had and, we believe, will continue to have an adverse impact on global economies and financial markets. Additionally, to the extent that access to the capital and other financial markets is adversely affected by the effects of COVID-19, we may need to consider alternative sources of funding for some of our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital. These uncertain economic conditions may also result in the inability of our customers and other counterparties to make payments to us, on a timely basis or at all, which could adversely affect our business, cash flows, liquidity, financial condition and results of operations. If and to the extent these actions were to result in material modifications or cancellations of the underlying contracts, we could experience reductions in our revenue in future periods. In addition, worsening economic conditions could result in reductions in revenue over time, which would impact our future financial performance. We cannot successfully predict the duration and extent of such impact on the global economy.

The global outbreak of COVID-19 has had and, we believe, will continue to have an adverse impact on global economies and financial markets. We have taken into account the impact of COVID-19, to the extent possible, on our financial statements as at reporting date. However, future changes in economic conditions related to COVID-19 could have an impact on future estimates and judgements used, particularly those relating to Goodwill sensitivities and impairment assessments.

Dividend declared
The Board of Directors declared in respect of the fourth quarter of fiscal 2020 which ended on March 31, 2020, a dividend of 4 South African cents per ordinary share that was paid on June 22, 2020.

18. Exchange rates

The Company is subject to fluctuations in exchange rates between the ZAR and foreign currencies, primarily the U.S. Dollar and the British Pound Sterling. The following major rates of exchange were used in the preparation of the consolidated financial statements:

		As of March 31,
		2018	2019	2020
USD:ZAR	– closing	11.83	14.48	17.92
	– average	12.99	13.75	14.78

USD:GBP	– closing	0.71	0.77	0.81
	– average	0.75	0.76	0.79

Schedule II - Valuation and Qualifying Accounts
(Amounts in thousands)

Description	Balance at beginning of the year	Net additions / (decreases) - charged to costs and expenses	Net additions / (decreases) - charged to other accounts [1]		Deductions		Balance at end of the year
Year ended March 31, 2018
Allowance for doubtful accounts	$995	$1,858	$118		$(1,489)	2	$1,482
Deferred taxation valuation allowance	2,244	(46)	69		(483)	3	1,784
Year ended March 31, 2019
Allowance for doubtful accounts	1,482	2,098	(289)		(572)	2	2,719
Deferred taxation valuation allowance	1,784	(244)	(145)		(385)	3	1,010
Year ended March 31, 2020
Allowance for doubtful accounts	2,719	3,941	(403)	4	(2,655)	2	3,602
Deferred taxation valuation allowance	$1,010	$64	$(131)		$(195)	3	$748

1 Foreign currency translation adjustments.
2 Amounts relate to write-offs of uncollectible accounts, net of recoveries.
3 Amounts relate to utilization of previously unrecognized tax losses.
4 Net amount comprises the effect of adopting ASU 2016-13 as of April 1, 2019, an increase of $0.3 million in the allowance, as well as a foreign currency translation gain of $0.7 million.