Form 10-Q
period 2020-06-30
MiX Telematics Ltd
filed 2020-08-10
CIK 1576914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ____ to ____

Commission File Number: 001-36027

MIX TELEMATICS LIMITED
(Exact name of Registrant as specified in its charter)

Republic of South Africa				Not Applicable
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

750 Park of Commerce Blvd
Suite 100	Boca Raton
Florida				33487
(Address of principal executive offices)				(Zip Code)

	1-	877	—	585-1088
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing 25 Ordinary Shares, no par value	MIXT	New York Stock Exchange
Ordinary Shares, no par value		New York Stock Exchange (for listing purposes only)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 24, 2020, the registrant had 601,018,597 ordinary shares, of no par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$17,953	$24,513
Restricted cash	699	757
Accounts receivables, net of allowances for doubtful accounts of $3.6 million and $4.6 million, respectively	24,100	21,554
Inventory, net	3,271	3,674
Prepaid expenses and other current assets	7,375	6,774
Total current assets	53,398	57,272
Property and equipment, net	30,019	28,317
Goodwill	37,923	38,825
Intangible assets, net	15,007	15,772
Deferred tax assets	3,108	3,533
Other assets	4,200	4,009
Total assets	$143,655	$147,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,367	$2,550
Accounts payables	5,251	4,299
Accrued expenses and other liabilities	14,839	17,860
Deferred revenue	5,077	4,563
Total current liabilities	27,534	29,272
Deferred tax liabilities	11,436	10,537
Long-term accrued expenses and other liabilities	5,660	5,312
Total liabilities	44,630	45,121
Commitments and contingencies
Stockholders’ equity:
MiX Telematics Limited stockholders’ equity
Preferred stock: 100 million shares authorized but not issued	—	—
Common stock: 600.9 million and 601.0 million no-par value shares issued and outstanding as of March 31, 2020 and June 30, 2020, respectively	66,522	66,522
Less treasury stock at cost: 54 million shares as of March, 31, 2020 and June 30, 2020	(17,315)	(17,315)
Retained earnings	67,482	68,687
Accumulated other comprehensive loss	(11,070)	(8,986)
Additional paid-in capital	(6,599)	(6,306)
Total MiX Telematics Limited stockholders’ equity	99,020	102,602
Non-controlling interest	5	5
Total stockholders’ equity	99,025	102,607

Total liabilities and stockholders’ equity	$143,655	$147,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2019	2020

Revenue
Subscription	$31,638	$25,875
Hardware and other	4,645	1,622
Total revenue	36,283	27,497
Cost of revenue
Subscriptions	9,295	7,349
Hardware and other	2,933	1,229
Total cost of revenue	12,228	8,578
Gross profit	24,055	18,919
Operating expenses
Sales and marketing	3,581	2,746
Administration and other	14,786	13,491
Total operating expenses	18,367	16,237
Income from operations	5,688	2,682
Other income/(expense)	375	(98)
Net interest income/(expense)	73	(70)
Income before income tax expense	6,136	2,514
Income tax expense	1,140	92
Net income	4,996	2,422
Less: Net income attributable to non-controlling interest	—	—
Net income attributable to MiX Telematics Limited	$4,996	$2,422

Net income per ordinary share
Basic	$0.01	$0.004
Diluted	$0.01	$0.004

Net income per American Depository Share
Basic	$0.22	$0.11
Diluted	$0.21	$0.11

Ordinary shares
Weighted average	562,060	547,124
Diluted weighted average	579,241	558,702

American Depository Shares
Weighted average	22,482	21,885
Diluted weighted average	23,170	22,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2019	2020
Net income	$4,996	$2,422
Other comprehensive income	1,727	2,084
Foreign currency translation adjustments, net of tax	1,727	2,084
Total comprehensive income	6,723	4,506
Less: Total comprehensive income attributable to non-controlling interest	—	—
Total comprehensive income attributable to MiX Telematics Limited	$6,723	$4,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2019
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount

Balance as of April 1, 2019	601,948	$68,200	$(9,227)	$2,115	$(6,902)	$62,750	$116,936	$5	$116,941
Adjustment on initial application of ASC 326, net of tax	—	—	—	(22)	—	(240)	(262)	—	(262)
Net income	—	—	—	—	—	4,996	4,996	—	4,996
Other comprehensive income	—	—	—	1,727	—	—	1,727	—	1,727
Issuance of common stock in relation to stock options and SARs exercised	524	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	111	—	111	—	111
Dividends of 4 South African cents (0.3 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,563)	(1,563)	—	(1,563)

Balance as of June 30, 2019	602,472	$68,200	$(9,227)	$3,820	$(6,791)	$65,943	$121,945	$5	$121,950

	Three Months Ended June 30, 2020
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount

Balance as of April 1, 2020	600,934	$66,522	$(17,315)	$(11,070)	$(6,599)	$67,482	$99,020	$5	$99,025
Net income	—	—	—	—	—	2,422	2,422	—	2,422
Other comprehensive income	—	—	—	2,084	—	—	2,084	—	2,084
Issuance of common stock in relation to stock options and SARs exercised	85	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	293	—	293	—	293
Dividends of 4 South African cents (0.2 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,217)	(1,217)	—	(1,217)

Balance as of June 30, 2020	601,019	$66,522	$(17,315)	$(8,986)	$(6,306)	$68,687	$102,602	$5	$102,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2019	2020
Cash flows from operating activities
Cash generated from operations	$5,775	$9,189
Interest received	218	112
Interest paid	(59)	(83)
Income tax (paid)/received	(203)	139
Net cash provided by operating activities	5,731	9,357

Cash flows from investing activities
Acquisition of property and equipment - in-vehicle devices	(3,605)	(992)
Acquisition of property and equipment - other	(231)	(84)
Proceeds from the sale of property and equipment	29	—
Acquisition of intangible assets	(1,340)	(1,044)
Net cash used in investing activities	(5,147)	(2,120)

Cash flows from financing activities
Cash paid on dividends to MiX Telematics stockholders	(1,554)	(1,216)
Movement in short-term debt	(596)	147
Net cash used in financing activities	(2,150)	(1,069)

Net (decrease)/increase in cash and cash equivalents, and restricted cash	(1,566)	6,168
Cash and cash equivalents, and restricted cash at beginning of the period	27,838	18,652
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	376	450
Cash and cash equivalents, and restricted cash at end of the period	$26,648	$25,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Summary of Significant Accounting Policies

Nature of the Business

MiX Telematics Limited (the "Company") is a leading global provider of fleet and mobile asset management solutions delivered as Software-as-a-Service ("SaaS"). The Company’s solutions provide enterprise fleets, small fleets and consumers with solutions for safety, efficiency, risk and security.

The Company is incorporated and domiciled in South Africa, with principal executives offices in Boca Raton, Florida.

Basis of preparation and consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, which are necessary for a fair statement of the results of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2020 filed with the SEC on July 23, 2020.

Use of estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported and disclosed. Significant estimates include, but are not limited to, allowances for doubtful accounts, the assessment of expected cash flows used in evaluating goodwill and long-lived assets for impairment, the amortization period for deferred commissions, the determination of useful lives of the Company’s customer relationships, contingencies, the classification of devices and other hardware as in-vehicle devices (equipment) versus inventory based on the future expectation of the different types of customer contracts, income and deferred taxes, unrecognized tax benefits and valuation allowances on deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

As of June 30, 2020, the global outbreak of COVID-19 has had and, we believe, will continue to have an adverse impact on global economies and financial markets. We have taken into account the impact of COVID-19, to the extent possible, on our financial statements. However, future changes in economic conditions related to COVID-19 could have an impact on future estimates and judgements used, particularly those relating to goodwill sensitivities and impairment assessments.

Summary of significant accounting policies

There have been no changes to the Company’s significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on July 23, 2020, that have had a material impact on the Company’s Condensed Consolidated Financial Statements and related notes.

2. Revenue from contracts with customers

The Company provides fleet and mobile asset management solutions. The principal revenue streams are (1) Subscription and (2) Hardware and other. Subscription revenue is recognized over time and hardware and other revenue is recognized at a point-in-time.

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

Contract modifications
As a result of the adverse impact that the COVID-19 pandemic has had on certain of the Company’s customers, various pricing concessions relating to subscriptions, in the form of payment holidays and discounts on monthly billings, were granted during the quarter ended June 30, 2020. These pricing concessions were accounted for as contract modifications under ASC 606 Revenue from Contracts with Customers ("ASC 606"), which had the effect of reducing the transaction prices allocated to the remaining distinct performance obligations in the contracts. Accordingly, the effect of the pricing concessions is being recognized as those remaining subscription services are provided. A contract asset of $0.5 million, representing amounts that will only be billed in future periods, has been recognized as of June 30, 2020, and is included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.

Contract liabilities
When customers are invoiced in advance for subscription services that will be provided over periods of more than one month, or pay in advance of service periods of more than one month, contract liabilities are recorded. Deferred revenue as of March 31, 2020 and June 30, 2020 was $5.1 million and $4.6 million, respectively. During the quarter ended June 30, 2019 and June 30, 2020, revenue of $1.9 million and $1.1 million, respectively, was recognized which was included in the deferred revenue balances at the beginning of each quarter.

Contract acquisition costs
Commissions payable to sales employees and external third parties which are incurred to acquire contracts are capitalized and amortized, unless the amortization period is 12 months or less, in which instance they are expensed immediately. Deferred commissions were $3.6 million and $3.4 million as of March 31, 2020 and June 30, 2020, respectively, and are included in Other assets on the Condensed Balance Sheet.

The following is a summary of the amortization expense recognized (in thousands):

	Three Months Ended June 30,
	2019	2020

Amortization recognized during the quarter:	$(811)	$(692)
–Cost of revenue (external commissions)	(580)	(484)
–Sales and marketing (internal commissions)	(231)	(208)

3. Credit risk related to accounts receivables

The movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended June 30,
	2019	2020
Balance at April 1,	$3,019	$3,602
Bad debt provision	595	855
Write-offs, net of recoveries	(60)	(8)
Foreign currency translation differences	83	132
Balance at June 30,	$3,637	$4,581

Overview of the Company’s exposure to credit risk from customers

The maximum exposure to credit risk at the reporting date is the carrying value of each receivable and loan to external parties, net of impairment losses where relevant. Other than 15% of the gross receivable balance relating to four debtors as of June 30, 2020 (as of March 31, 2020: 15% of the gross receivable balance relating to four debtors), the Company has no significant concentration of credit risk, due to its spread of customers across various operations and geographical locations.

The Company does not hold any collateral as security.

Net accounts receivables as of March 31, 2020 and June 30, 2020 of $2.9 million and $3.0 million, respectively, are pledged as security for the Company’s overdraft facilities.

4. Property and equipment

Property and equipment comprises owned and right of use assets. The Company leases many assets including property, vehicles, machinery and IT equipment.

The cost and accumulated depreciation of owned equipment are as follows (in thousands):

	March 31, 2020	June 30, 2020
Owned equipment
Equipment, vehicles and other	$6,114	$6,335
In-vehicle devices	52,824	53,440
Less: accumulated depreciation and impairments	(35,397)	(37,847)

Owned equipment, net	$23,541	$21,928

Total depreciation expense related to owned equipment during the three months ended June 30, 2019 and 2020 was $3.3 million and $2.8 million, respectively. Depreciation expense related to in-vehicle devices is included in subscription cost of revenue.

The cost and accumulated depreciation of right-of-use property and equipment are as follows (in thousands):

	March 31, 2020	June 30, 2020
Right-of-use assets
Property	$7,724	$7,969
Equipment, vehicles and other	250	252
Less: accumulated depreciation	(1,496)	(1,832)

Right of use property and equipment, net	$6,478	$6,389

5. Intangible assets

Intangible assets comprise the following (in thousands):

		As of March 31, 2020			As of June 30, 2020
	Useful life (in years)	Gross Carrying amount	Accumulated amortization	Net	Gross Carrying amount	Accumulated amortization	Net

Patents and trademarks	3 - 20	$76	$(45)	$31	$50	$(20)	$30
Customer relationships	2 - 15	2,600	(2,068)	532	2,566	(2,070)	496
Internal-use software, technology and other	1 - 18	26,508	(12,064)	14,444	28,440	(13,194)	15,246

Total		$29,184	$(14,177)	$15,007	$31,056	$(15,284)	$15,772

For the three months ended June 30, 2019 and 2020, amortization expense of $1.0 million, and $0.8 million has been recognized, respectively.

6. Accrued expenses and other liabilities

Accrued expenses comprise the following (in thousands):

	March 31, 2020	June 30, 2020
Current:
Product warranties	$601	$622
Maintenance	357	454
Employee-related accruals	5,296	6,665
Lease liabilities	1,094	1,404
Accrued income tax payable	736	2,216
Other accruals	6,755	6,499
Total current	$14,839	$17,860

Non-current:
Lease liabilities	$5,413	$5,092
Other liabilities	247	220
Total non-current	$5,660	$5,312

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

	Three Months Ended June 30,
	2019	2020

Product warranties
Balance at April 1,	$777	$616
Statement of Income charge	60	26
Utilized	(117)	(31)
Foreign currency translation difference	13	22
Balance at June 30,	$733	$633
Non-current portion (included in other liabilities)	$15	$11
Current portion	$718	$622

7. Income taxes

Our income tax provision for the three months ended June 30, 2019 and 2020 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 18.6% for the three months ended June 30, 2019 compared to 3.7% for the three months ended June 30, 2020. Ignoring the impact of foreign exchange gains and losses net of tax, the effective tax rate for the three months ended June 30, 2019 and 2020, was 27.4% and 30.2%, respectively.

The Company files income tax returns in South Africa, the US federal jurisdiction, many US states, as well as many foreign jurisdictions. The tax year 2020 remain open to examination by the various jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statutes of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. Our federal, and state, income tax returns have been examined or are closed by statute for all years prior to fiscal year 2020.

Tax authorities for certain non-U.S. jurisdictions are also examining returns. With some exceptions, we are generally not subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2020.

8. Earnings per share

Basic
Basic earnings per share is calculated by dividing the income attributable to ordinary shareholders of the parent by the weighted average number of ordinary shares in issue during the period.

The net income and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2019	2020
Numerator (basic)
Net income attributable to ordinary shareholders	$4,996	$2,422
Denominator (basic)
Weighted-average number of ordinary shares in issue	562,060	547,124
Basic earnings per share	$0.01	$0.004

American Depository Shares*:
Net income attributable to ordinary shareholders	$4,996	$2,422
Weighted-average number of American Depository Shares in issue	22,482	21,885
Basic earnings per American Depository share	$0.22	$0.11
*One American Depository Share is the equivalent of 25 ordinary shares.

Diluted
Diluted earnings per share is calculated by dividing the diluted income attributable to ordinary shareholders by the diluted weighted average number of ordinary shares in issue during the period. Stock options, stock appreciation rights, performance shares and restricted share units granted to employees under the TeliMatrix Group Executive Incentive Scheme and the MiX Telematics Long-Term Incentive Plan ("LTIP") are considered to be potential ordinary shares. They have been included in the determination of diluted earnings per share if the required performance condition (if applicable) would have been met based on the performance up to the reporting date, and to the extent to which they are dilutive.

	Three months ended June 30,
	2019	2020
Numerator (diluted)
Diluted net income attributable to ordinary shareholders	$4,996	$2,422
Denominator (diluted)
Weighted-average number of ordinary shares in issue	562,060	547,124
Adjusted for:
– potentially dilutive effect of stock appreciation rights	15,234	9,696
– potentially dilutive effect of stock options and restricted share units	1,947	1,882
Diluted-weighted average number of ordinary shares in issue	579,241	558,702
Diluted earnings per share	$0.01	$0.004

American Depository Shares*:
Diluted net income attributable to ordinary shareholders	$4,996	$2,422
Diluted weighted-average number of American Depository Shares in issue	23,170	22,348
Diluted earnings per American Depository share	$0.21	$0.11
*One American Depository Share is the equivalent of 25 ordinary shares.

9. Segment information

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

The CODM has been identified collectively as the executive committee and the Chief Executive Officer who make strategic decisions. The performance of the reportable segments have been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure which uses net income, determined under International Financial Reporting Standards ("IFRS") as issued by the International Accounting Standards Board, as a starting point.

Segment assets are not disclosed because such information is not reviewed by the CODM.

The following table provides revenue and Segment Adjusted EBITDA (in thousands):

	Three Months Ended June 30, 2019
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA

Regional Sales Offices
Africa	$17,686	$1,381	$19,067	$8,357
Europe	2,787	557	3,344	1,071
Americas	5,662	886	6,548	2,358
Middle East and Australasia	4,261	1,623	5,884	2,754
Brazil	1,217	161	1,378	623
Total Regional Sales Offices	31,613	4,608	36,221	15,163
Central Services Organization	25	37	62	(2,645)
Total Segment Results	$31,638	$4,645	$36,283	$12,518

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Three Months Ended June 30, 2020
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA

Regional Sales Offices
Africa	$13,923	$601	$14,524	$7,245
Europe	2,850	134	2,984	1,302
Americas	4,175	155	4,330	1,408
Middle East and Australasia	3,881	709	4,590	1,918
Brazil	1,031	23	1,054	410
Total Regional Sales Offices	25,860	1,622	27,482	12,283
Central Services Organization	15	—	15	(1,863)
Total Segment Results	$25,875	$1,622	$27,497	$10,420

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

A reconciliation of the segment results to income before income tax expense is disclosed below (in thousands).

	Three Months Ended June 30,
	2019	2020

Segment Adjusted EBITDA	$12,518	$10,420
Corporate and consolidation entries	(1,756)	(2,330)
Operating lease costs (1)	(308)	(392)
Product development costs (2)	(391)	(243)
Depreciation and amortization	(4,252)	(3,628)
Stock-based compensation costs	(111)	(293)
Increase in restructuring costs (3)	—	(844)
Net profit on sale of equipment	316	(1)
Net foreign exchange gains/(losses)	47	(105)
Net interest income/(expense)	73	(70)
Income before income tax expense for the period	$6,136	$2,514

1.For the purposes of calculating Segment Adjusted EBITDA, operating leases have been capitalized, except for leases with a term of no more than 12 months or leases of low value assets. Where operating leases are capitalized for segment purposes, the amortization of the right-of-use asset and the interest on the operating lease liability are excluded from the Segment Adjusted EBITDA. Therefore, in order to reconcile Segment Adjusted EBITDA to income before taxes, the total lease expense in respect of operating leases needs to be deducted.

2.For segment reporting purposes, product development costs, which do not meet the capitalization requirements under ASC 730 Research and Development or under ASC 985 Software, are capitalized and amortized. The amortization is excluded from Segment Adjusted EBITDA. In order to reconcile Segment Adjusted EBITDA to net income before taxes, product development costs capitalized for segment reporting purposes need to be deducted.

3.$0.6 million and $0.2 million of the restructuring costs related to the Central Service Organization (CSO) and the Africa reporting segment, respectively.

No single customer accounted for 10% or more of the Company’s total revenue for the three months ended June 30, 2019 and 2020. No single customer accounted for 10% or more of the Company’s accounts receivables as of March 31, 2020 and June 30, 2020.

10. Stock-based compensation plan

The Company has issued share incentives under two equity-classified incentive plans, the TeliMatrix Group Executive Incentive Scheme and the MiX Telematics Long-Term Incentive Plan ("LTIP"), to directors and certain key employees within the Company. Since the introduction of the LTIP during 2014, no further awards have been made in terms of the TeliMatrix Group Executive Incentive Scheme.

The LTIP provides for three types of grants to be issued, namely performance shares, restricted share units ("RSUs") or stock appreciation rights ("SARs").

As of June 30, 2020, there were 47,090,000 shares reserved for future issuance under the LTIP.

The total stock-based compensation expense recognized during the three months ended June 30, 2019 and 2020, was $0.1 million and $0.3 million, respectively.

Stock appreciation rights granted under the LTIP

The following table summarizes the activities for the unvested SARs:

	Number of SARs	Weighted- Average Award Price in U.S. Cents*	Weighted Average Contractual Remaining Term ( years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2020	32,943,750	30
Granted	11,200,000	34
Exercised	(175,000)	17
Forfeited	(33,905)	18
Outstanding as of June 30, 2020	43,934,845	31	3.97

Vested and expected to vest as of June 30, 2020	42,310,470	31	3.19	3,313
Vested as of June 30, 2020	11,447,345	18	2.10	1,945

* The award price is denominated in South African cents. U.S. currency amounts are based on a ZAR:USD exchange rate of
R17.279 as of June 30, 2020.

The weighted-average grant-date fair value of SARs granted during the quarter ended June 30, 2020, was 14 U.S. cents. The grant-date fair value was determined using a combination of the Monte Carlo Simulation option pricing model and the Binomial Tree option pricing model. U.S. currency amounts are based on a ZAR:USD exchange rate of R17.279 as of June 30, 2020.

As of June 30, 2020, there was $2.7 million of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 4.81 years.

Restricted share units granted under the LTIP

Under the LTIP, RSUs may be issued to certain directors and key employees. The scheme rules allow for a maximum of 2 million RSUs to be granted in any financial year and for a maximum of 12 million RSUs to be granted in aggregate over the life of the plan.

2 million time-based RSUs were granted for the first time under the scheme on June 1, 2020, and will vest in tranches of 50% per annum, commencing on the second anniversary of the grant date. Vesting is conditional upon remaining within the employment of the Company. Management estimates forfeiture to be approximately 5%. Settlement will take place in the Company’s shares. The Company has no legal or constructive obligation to settle the RSUs in cash. The weighted average grant date fair value per RSU granted during the quarter ended June 30, 2020 was 29 U.S. cents. The grant date fair value was determined by deducting the present value of expected dividends to be paid per share prior to vesting from the closing market price of the Company’s shares on grant date. U.S. currency amounts are based on a ZAR:USD exchange rate of R17.2790 as of

June 30, 2020. The unrecognized compensation cost related to unvested RSUs as of June 30, 2020 was $0.5 million, which will be recognized over a weighted average period of 2.75 years.

11. Debt

The Company and its subsidiaries have unlimited borrowing capacity as specified in their respective Memorandums of Incorporation.

As of March 31, 2020 and June 30, 2020, debt comprises bank overdrafts of $2.4 million and $2.5 million, respectively. Net accounts receivables as of March 31, 2020 and June 30, 2020 of $2.9 million and $3.0 million, respectively, are pledged as security for the Company’s overdraft facilities.

Details of undrawn facilities are shown below:

	Interest rate	March 31, 2020	June 30, 2020

Undrawn borrowing facilities at floating rates include:
– Standard Bank Limited:
Overdraft	SA Prime* less 1.2%	$1,204	$1,154
Vehicle and asset finance	SA Prime* less 1.2%	474	492
Working capital facility	SA Prime* less 0.25%	1,395	—
– Nedbank Limited overdraft	SA Prime* less 2%	558	579
		$3,631	$2,225
*South African prime interest rate

As of March 31, 2020 and June 30, 2020, the prime interest rate was 8.75% and 7.25%, respectively. The Standard Bank and Nedbank facilities have no fixed renewal date and are repayable on demand. The facility from Nedbank Limited is unsecured.

12. Restructuring costs

During the quarter ended June 30, 2020, the Company committed to plans to restructure certain parts of its business as a measure to minimize the adverse economic and business effect of the COVID-19 pandemic and to re-align resources to its current business outlook and cost structure. Following the announcement of the plans to affected parties, which occurred prior to June 30, 2020, the Company recognized $0.8 million of restructuring costs, which related to employee termination benefits. Restructuring costs are included in Administration and other expenses in the Condensed Statement of Income. $0.6 million and $0.2 million of the restructuring costs related to the Central Service Organization (CSO) and the Africa reporting segment, respectively. As of June 30, 2020, virtually all of the CSO restructuring costs had been paid. The restructuring in the Africa reporting segment is expected to be completed by September 30, 2020.

13. Subsequent events

Other than the items below, the directors are not aware of any matter material or otherwise arising since June 30, 2020 and up to the date of this report, not otherwise dealt with herein.

Dividend declared
The Board of Directors declared, in respect of the three months ended June 30, 2020, a dividend of 4 South African cents per ordinary share and 1 South African Rand per ADS, which will be paid on September 8, 2020 to shareholders on record as of the close of business on August 21, 2020.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding our position to execute on our growth strategy, and our ability to expand our leadership position. These forward-looking statements include, but are not limited to, Company’s beliefs, plans, goals, objectives, expectations, assumptions, estimates, intentions, future performance, other statements that are not historical facts and statements identified by words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” or words of similar meaning. Forward-looking statements also include statements regarding the projected impact of the global COVID-19 pandemic on our business activities, operating results, cash flows and financial position. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in, or suggested by, these forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved.

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
•our ability to issue securities and access the capital markets in the future; and
•other risks set forth under “Item 1A. Risk Factors” and in our other filings with the U.S. Securities Exchange Commission.

We assume no obligation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q and expressly disclaim any obligation to do so, whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q.
This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our future results may vary materially from those indicated as a result of the risks that affect our business, including, among others, those identified in “Forward-Looking Statements” and Part II “Item 1A. Risk Factors”.
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
We were founded in 1996 and we have offices in South Africa, the United Kingdom, the United States, Uganda, Brazil, Australia, Romania, Thailand and the United Arab Emirates as well as a network of more than 130 fleet partners worldwide. MiX Telematics shares are publicly traded on the Johannesburg Stock Exchange (JSE: MIX) and MiX Telematics American Depositary Shares are listed on the New York Stock Exchange (NYSE: MIXT).
We derive the majority of our revenues from subscriptions from our fleet and mobile asset management solutions. Our subscriptions generally include access to our SaaS solutions, connectivity, and in many cases, use of an in-vehicle device. We also generate revenues from the sale of in-vehicle devices, which enable customers to use our subscription-based solutions, installation services of our in-vehicle-devices and driver training for fleet customers. We generate sales through the efforts of our direct sales teams, staffed in our regional sales offices, and through our global network of distributors and dealers. Our direct sales teams focus on marketing our fleet solutions to global and multinational enterprise accounts and to other large customer accounts located in regions of the world where we maintain a direct sales presence. Our direct sales teams have industry expertise across multiple industries, including oil and gas, transportation and logistics, government and municipal, bus and coach, rental and leasing, and utilities. In some markets, we rely on a network of distributors and dealers to sell our solutions on our behalf. Our distributors and dealers also install our in-vehicle devices and provide training, technical support and ongoing maintenance for the customers they support.
Impact of COVID-19
In December 2019, a novel strain of coronavirus was reported in China (“COVID-19”). In January 2020, the World Health Organization (“WHO”) declared this outbreak a Public Health Emergency of international concern and, subsequently, it was declared a pandemic in March 2020. The outbreak continued to spread globally, affecting global economic activity and financial markets. We are unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact on our customers and other factors identified in Part II Item 1A. “Risk Factors”.

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

During the first quarter of fiscal 2021, we implemented various cost-saving measures, including headcount reductions, deferred salary increases, a hiring freeze across the business, and significant reductions in discretionary spending. We expect to realize the full benefit of these actions in the second quarter and beyond. As part of the headcount reductions in the quarter, we incurred a $0.8 million restructuring charge as we committed to plans to restructure certain parts of our business as a measure to minimize the adverse economic and business effect of the COVID-19 pandemic and to re-align resources to our current business outlook and cost structure. The restructuring activities mainly related to the Central Service Organization (“CSO”) and the Africa reporting segment.
COVID-19 has disrupted the operations of our customers and channel partners, our operations and the results of our operations. COVID-19 currently has had and, we believe, will continue to have an adverse impact on global economies and financial markets. For example the continued economic uncertainty in the oil and gas sector has resulted in significant declines in our customer’s fleet sizes whilst similar disruption is evident in our bus and coach vertical following significantly reduced demand for public transport as a result of various governmental shut downs in multiple jurisdictions in which we operate in. This has and will continue to have a negative impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. During the first quarter of fiscal 2021 we experienced a contraction of 30,700 subscribers as a result of the impact of COVID-19 and we expect this net contraction to continue throughout fiscal year 2021. The net contraction in subscribers together with certain pricing concessions, resulted in a decrease in reported subscription revenues.
Cash resources and liquidity

Based on our internal projections we believe that we have sufficient cash reserves to support us for the foreseeable future. Further details on our cash resources and borrowings available under our credit facilities are provided in the liquidity and capital resources section below.

Financial position and impairments

We have taken into account the impact of COVID-19, to the extent possible, on our financial statements as at the reporting date. However, future changes in economic conditions related to COVID-19 could have an impact on future estimates and judgements used, particularly those relating to goodwill and impairment assessments, as well as expected credit losses. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

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
Subscription revenue has increased as a percentage of total revenue due to a reduction in hardware and other revenue. In the three months ended June 30, 2019 and 2020, subscription revenue represented 87.2% and 94.1% respectively, of our total revenue.

Subscribers
Subscribers represent the total number of discrete services we provide to customers at the end of the period.

	Three Months Ended June 30,
	2019	2020
Subscribers	766,888	787,750

As shown in the table above subscribers increased from June 2019 to June 2020, however as discussed in the Results of Operations for the Three Months Ended June 30, 2019 and 2020 section below, the number of subscribers decreased by 30,700 during the three months ended June 30, 2020.
Basis of Presentation and Key Components of Our Results of Operations
In the first quarter of fiscal year 2021, we managed our business in six segments which include Africa, Americas, Brazil, Europe and the Middle East and Australasia (our regional sales offices (“RSOs”)), and our CSO. CSO is our central services organization that wholesales our products and services to our RSOs which, in turn, interface with our end-customers, distributors and dealers. CSO is also responsible for the development of our hardware and software platforms and provides common marketing, product management, technical and distribution support to each of our other operating segments.
The CODM, who is responsible for allocating resources and assessing performance of the reportable segments, has been identified collectively as the executive committee and the Chief Executive Officer who make strategic decisions. Segment performance is measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a non-GAAP measure which uses net income, determined under International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board, as a starting point. Prior to the publication of the financial results for the year ended March 31, 2020, we published results under IFRS only, which is the reason for the CODM continuing to use a segment performance measure based on IFRS.
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
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and wages, commissions paid to employees, travel-related expenses, and advertising and promotional costs. We pay our sales employees commissions based on achieving subscription targets and we capitalize commission and amortize it (unless the amortization period is 12 months or less). Advertising costs consist primarily of costs for print, radio and television advertising, promotions, public relations, customer events, tradeshows and sponsorships. We expense advertising costs as incurred. We plan to continue to invest in sales and marketing in order to grow our sales and build brand and category awareness.
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
Research and Development
For additional disclosures in respect of research and development, technology and intellectual property please refer to “Item 1. Business” in our Annual Report on Form 10-K for the year ended March 31, 2020, which we filed with the Securities and Exchange Commission on July 23, 2020.

Taxes
During the three months ended June 30, 2019 and 2020 our effective tax rates were 18.6% and 3.7% respectively, compared to a South African statutory rate of 28%. Taxation mainly consists of normal statutory income tax paid or payable and deferred tax on any temporary differences.
Our effective tax rate may vary primarily according to the mix of profits made in various jurisdictions and the impact of certain non-deductible/(non-taxable) foreign exchange movements, net of tax. Further information on this is disclosed in note 7 contained in the “Notes to Condensed Consolidated Financial Statements” included in Part I of this Quarterly Report on Form 10-Q. As a result, significant variances in future periods may occur.
Non-GAAP Financial Information
We use certain measures to assess the financial performance of our business. Certain of these measures are termed “non-GAAP measures” because they exclude amounts that are included in, or include amounts that are excluded from, the most directly comparable measure calculated and presented in accordance with GAAP, or are calculated using financial measures that are not calculated in accordance with GAAP. These non-GAAP measures include Adjusted EBITDA, Adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per share.
An explanation of the relevance of each of the non-GAAP measures, a reconciliation of the non-GAAP measures to the most directly comparable measures calculated and presented in accordance with GAAP and a discussion of their limitations is set out below. We do not regard these non-GAAP measures as a substitute for, or superior to, the equivalent measures calculated and presented in accordance with GAAP or those calculated using financial measures that are calculated in accordance with U.S. GAAP.

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
We have included Adjusted EBITDA and Adjusted EBITDA margin in this Quarterly Report on Form 10-Q because they are key measures that our management and Board of Directors use to understand and evaluate its core operating performance and trends; to prepare and approve its annual budget; and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA and Adjusted EBITDA margin can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results.

A reconciliation of net income (the most directly comparable financial measure presented in accordance with U.S. GAAP) to Adjusted EBITDA for the periods shown is presented below.

Reconciliation of net income to Adjusted EBITDA for the period
	Three Months Ended June 30,
	2019	2020
	(In thousands)
Net income	$4,996	$2,422
Plus: Income tax expense	1,140	92
(Less)/plus: Net interest (income)/expense	(73)	70
(Less)/plus: Foreign exchange (gains)/losses	(47)	105
Plus: Depreciation (1)	3,277	2,836
Plus: Amortization (2)	975	792
Plus: Stock-based compensation costs	111	293
(Less)/plus: Net (profit)/loss on sale of property and equipment	(316)	1
Plus: Restructuring costs	—	844
Adjusted EBITDA	$10,063	$7,455
Adjusted EBITDA margin	27.7%	27.1%

(1) Includes depreciation of owned equipment (including in-vehicle devices).
(2) Includes amortization of intangible assets (including intangible assets identified as part of a business combination).
Our use of Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider these performance measures in isolation from, or as a substitute for, analysis of our results as reported under GAAP.
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
•Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
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

Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA margin alongside other financial performance measures, including operating profit, profit for the period and our other results.
Basic and Diluted non-GAAP net income per share
Non-GAAP net income is defined as net income excluding net foreign exchange gains/(losses) net of tax.
We have included non-GAAP net income per share in this quarterly report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange gains/(losses) from earnings. Accordingly, we believe that non-GAAP net income per share provides useful information to investors and others in understanding and evaluating our operating results.

Reconciliation of net income to non-GAAP net income
	Three Months Ended June 30,
	2019	2020
	(In thousands)
Net income for the period	$4,996	$2,422
Net foreign exchange (gains)/losses	(47)	105
Income tax effect of net foreign exchange gains	(532)	(698)
Non-GAAP net income	$4,417	$1,829

Weighted average number of ordinary shares in issue
Basic	562,060	547,124
Diluted	579,241	558,702

Constant Currency Information
Constant currency information has been presented in the sections below to illustrate the impact of changes in currency rates on our results. The constant currency information has been determined by adjusting the current financial reporting quarter’s results to the prior quarter’s average exchange rates, determined as the average of the monthly exchange rates applicable to the quarter. The measurement has been performed for each of our currencies, including the U.S. Dollar and British Pound. The constant currency growth percentage has been calculated by utilizing the constant currency results compared to the prior quarter results.

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
The following tables provide the constant currency reconciliation to the most directly comparable GAAP measure for the periods shown:

Subscription Revenue

	Three Months Ended June 30,
	2019	2020	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$31,638	$25,875	(18.2)%
Conversion impact U.S. Dollar/other currencies	—	3,833	12.1%
Subscription revenue on a constant currency basis	$31,638	$29,708	(6.1)%

Hardware and Other Revenue

	Three Months Ended June 30,
	2019	2020	% Change
	(In thousands, except for percentages)
Hardware and other revenue as reported	$4,645	$1,622	(65.1)%
Conversion impact U.S. Dollar/other currencies	—	91	2.0%
Hardware and other revenue on a constant currency basis	$4,645	$1,713	(63.1)%

Total Revenue

	Three Months Ended June 30,
	2019	2020	% Change
	(In thousands, except for percentages)
Total revenue as reported	$36,283	$27,497	(24.2)%
Conversion impact U.S. Dollar/other currencies	—	3,924	10.8%
Total revenue on a constant currency basis	$36,283	$31,421	(13.4)%

Results of Operations
The following table sets forth certain consolidated statement of income data:

	Three Months Ended June 30,
	2019	2020
	(In thousands)
Total revenue	$36,283	$27,497
Total cost of revenue	12,228	8,578
Gross profit	24,055	18,919
Sales and marketing	3,581	2,746
Administration and other	14,786	13,491
Income from operations	5,688	2,682
Other income/(expense)	375	(98)
Net interest income/(expense)	73	(70)
Income tax expense	1,140	92
Net income for the period	4,996	2,422
Net income attributable to MiX Telematics Limited stockholders	4,996	2,422
Net income attributable to non-controlling interest	—	—
Net income for the period	$4,996	$2,422

The following sets forth, as a percentage of revenue, consolidated statement of income data:

	2019	2020
	(Percentage)
Total revenue	100.0%	100.0%
Total cost of revenue	33.7	31.2
Gross profit	66.3	68.8
Sales and marketing	9.9	10.0
Administration and other	40.8	49.1
Income from operations	15.7	9.8
Other income/(expense)	1.0	(0.4)
Net interest income/(expense)	0.2	(0.3)
Income tax expense	3.1	0.3
Net income for the period	13.8	8.8
Net income attributable to MiX Telematics Limited stockholders	13.8	8.8
Net income attributable to non-controlling interest	—	—
Net income for the period	13.8	8.8

Results of Operations for the Three Months Ended June 30, 2019 and 2020
Revenue

	Three Months Ended June 30,
	2019	2020	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$31,638	$25,875	(18.2)%	(6.1)%
Hardware and other revenue	4,645	1,622	(65.1)%	(63.1)%
	$36,283	$27,497	(24.2)%	(13.4)%

Our total revenue decreased by $8.8 million or 24.2%, from the first quarter of fiscal year 2020. The principal factors affecting our revenue contraction included:
•Subscription revenues decreased by 18.2% to $25.9 million, compared to $31.6 million for the first quarter of fiscal 2020. Subscription revenues represented 94.1% of total revenues during the first quarter of fiscal 2021. Subscription revenues decreased by 6.1% on a constant currency basis, year over year. The decline in constant currency subscription revenue was primarily due to the impact of pricing concessions granted to customers combined with contraction in our subscriber base as a result of economic conditions attributable to the COVID-19 pandemic. From March 31, 2020 to June 30, 2020, our subscriber base contracted by 30,700 subscribers primarily due to significantly lower gross additions. In addition, we experienced fleet contraction in a number of key verticals such as the oil and gas vertical and the public transport vertical which impacted both our subscriber-count and subscription revenue line.

The majority of our revenues and subscription revenues are derived from currencies other than the U.S. Dollar. Accordingly, the strengthening of the U.S. Dollar against these currencies (in particular against the South African Rand) following currency volatility arising from the economic disruption caused by COVID-19, has negatively impact our revenue and subscription revenues reported in U.S. Dollars. Compared to the first quarter of fiscal year 2020, the South African Rand weakened by 25.0% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R17.97 in the current quarter compared to an average of R14.38 during the first quarter of fiscal year 2020. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first quarter of fiscal 2020 led to a 12.1% reduction in reported U.S. Dollar subscription revenues.

•Hardware and other revenue decreased by $3.0 million, or 65.1%, from the first quarter of fiscal year 2020 primarily as a result of a global economic slowdown following the disruption caused by the COVID-19 pandemic. As shown in the table below hardware and other revenue was lower across all geographical segments.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first quarter of fiscal 2021 led to a 10.8% reduction in reported U.S. Dollar revenues.

A breakdown of third party revenue is shown in the table below:

	Three Months Ended June 30,
	2019	2020	2019	2020	2019	2020
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$19,067	$14,524	$17,686	$13,923	$1,381	$601
Americas	6,548	4,330	5,662	4,175	886	155
Europe	3,344	2,984	2,787	2,850	557	134
Middle East and Australasia	5,884	4,590	4,261	3,881	1,623	709
Brazil	1,378	1,054	1,217	1,031	161	23
CSO	62	15	25	15	37	—
Total	$36,283	$27,497	$31,638	$25,875	$4,645	$1,622

In the Africa segment, subscription revenue declined by $3.8 million, or 21.3%. On a constant currency basis, the contraction in subscription revenue was 3.0%. Subscribers increased by 4.0% since July 1, 2019. Pricing concessions granted due to COVID-19 combined with lower ARPUs due to economic conditions in South Africa resulted in the decline in subscription revenue compared to the three months ended June 30, 2019. Hardware and other revenue declined by $0.8 million, or 56.4%. Total revenue declined by $4.5 million, or 23.8%. On a constant currency basis, the total revenue decline was 6.5%.
In the Americas segment, subscription revenue declined by $1.5 million, or 26.3% due to contraction, pricing concessions and lower ARPUs in the oil and gas vertical. Subscribers decreased by 9.1% since July 1, 2019 due to the contraction in the oil and gas vertical. Hardware and other revenue declined by $0.7 million, or 82.6%. Total revenue declined by $2.2 million, or 33.9%.
In the Europe segment, subscription revenue growth was $0.1 million, or 2.3%. On a constant currency basis, the growth in subscription revenue was 4.7%. Despite subscribers decreasing by 5.2% since July 1, 2019, the segment has added a significant number of high ARPU bundled premium subscribers since July 1, 2019. Total revenue decreased by $0.4 million, or 10.8%, due to a decrease in hardware and other revenues of $0.4 million compared to the three months ended June 30, 2019. Total revenue declined by 8.6% on a constant currency basis.
Subscription revenue in the Middle East and Australasia segment declined by $0.4 million or 8.9%. On a constant currency basis, the decline in subscription revenue was 4.9% and was impacted by lower ARPU in the oil and gas vertical. Subscribers increased by 4.5% since July 1, 2019. Hardware and other revenue declined by $0.9 million or 56.3%. Total revenue declined by $1.3 million or 22.0%. Total revenue in constant currency declined by 19.0%.
In the Brazil segment, subscription revenue declined by $0.2 million or 15.4%. On a constant currency basis, subscription revenue increased by 15.9%. The increase was mainly due to an increase in subscribers of 11.5% since July 1, 2019. Hardware and other revenue declined by $0.1 million, or 85.4%. Total revenue declined by $0.3 million or 23.6%. On a constant currency basis, total revenue increased by 4.7%.

Cost of Revenue

	Three Months Ended June 30,
	2019	2020
	(In thousands, except for percentages)
Cost of revenue - subscription	$9,295	$7,349
Cost of revenue - hardware and other	2,933	1,229

Gross profit	$24,055	$18,919
Gross profit margin	66.3%	68.8%
Gross profit margin - subscription	70.6%	71.6%
Gross profit margin - hardware and other	36.9%	24.2%
Compared to a decrease in total revenue of $8.8 million or 24.2%, cost of revenues decreased by $3.7 million, or 29.9%, from the first quarter of fiscal year 2020. This resulted in a higher gross profit margin of 68.8% in the first quarter of fiscal year 2021 compared to 66.3% in the first quarter of fiscal year 2020.
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 94.1% of total revenue compared to 87.2% in the first quarter of fiscal year 2020.
During the first quarter of fiscal 2021, hardware and other margins were lower than in the first quarter of fiscal 2020, mainly due to the geographical sales mix and the distribution channels. Hardware sales via our dealer channel generate lower gross margins.

Sales and Marketing

	Three Months Ended June 30,
	2019	2020
	(In thousands, except for percentages)
Sales and marketing	$3,581	$2,746
As a percentage of revenue	9.9%	10.0%

Sales and marketing costs decreased by $0.8 million, or 23.3%, from the first quarter of fiscal year 2020 to the first quarter of fiscal year 2021 against a 24.2% decrease in total revenue. The decrease in the first quarter of fiscal year 2021 was primarily as a result of savings of $0.3 million in employee costs, $0.2 million in bonuses, $0.2 million in travel costs and a $0.1 million decrease in advertising spend. In the first quarter of fiscal year 2021, sales and marketing costs represented 10.0% of revenue compared to 9.9% of revenue in the first quarter of fiscal year 2020.
Administration and Other Expenses

	For the three months ended June 30,
	2019	2020
	(In thousands, except for percentages)
Administration and other	$14,786	$13,491
As a percentage of revenue	40.8%	49.1%

Administration and other expenses decreased by $1.3 million, or 8.8%, from the first quarter of fiscal year 2020 to the first quarter of fiscal year 2021.
The decrease mainly relates to savings of $0.9 million in salaries and wages, bonuses of $0.5 million primarily due to lower subscription revenue growth being achieved as a result of COVID-19, travel costs of $0.2 million and other decreases of $0.1 million, none of which were individually significant, offset by restructuring costs of $0.8 million and increases in expected credit loss provision of $0.3 million.

Taxation

	For the three months ended June 30,
	2019	2020
	(In thousands, except for percentages)
Income tax expense	$1,140	$92
Effective tax rate	18.6%	3.7%

Taxation expense decreased by $1.0 million, or 91.9%. In the first quarter of fiscal year 2021, the income tax expense decreased due to lower profitability and also included a $0.7 million deferred tax credit on a U.S. Dollar intercompany loan between MiX Limited and MiX Investments, a wholly-owned subsidiary. During the first quarter of fiscal 2020, the income tax expense included a $0.5 million deferred tax credit on a U.S. Dollar intercompany loan between MiX Limited and MiX Investments. Ignoring the impact of net foreign exchange gains and losses net of tax, the tax rate which was used in determining non-GAAP net income below, was 30.2% compared to 27.4% in the first quarter of fiscal 2020.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. Management believes that the Notes to the Condensed Consolidated Financial Statements have had no significant changes during the first quarter of fiscal 2021 as compared to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2020, which we filed with the Securities and Exchange Commission on July 23, 2020.

Liquidity and Capital Resources
We believe that our cash and borrowings available under our credit facilities will be sufficient to meet our liquidity requirements for the foreseeable future. We have minimum liquidity risk due to the recurring nature of its income and the availability of the cash resources set out below.
The following tables provide a summary of our cash flows for each of the three months ended June 30, 2019 and 2020:

	Three Months Ended June 30,
	2019	2020
	(In thousands)
Net cash provided by operating activities	$5,731	$9,357
Net cash used in investing activities	(5,147)	(2,120)
Net cash used in financing activities	(2,150)	(1,069)
Net (decrease)/increase in cash and cash equivalents	(1,566)	6,168
Cash and cash equivalents, and restricted cash at beginning of the period	27,838	18,652
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	376	450
Cash, and cash equivalents and restricted cash at the end of the period	$26,648	$25,270

The accounting policies applied in the first quarter of fiscal 2021 are consistent with those accounting policies applied in the preparation of the previous consolidated financial statements.

We fund our operations, capital expenditure and acquisitions through cash generated from operating activities, cash on hand and our undrawn borrowing facilities.

It is currently our policy to pay regular dividends, and we consider such dividend payments on a quarter-by-quarter basis.
On May 23, 2017, our Board approved a share repurchase program of up to R270 million (equivalent of $15.6 million as of June 30, 2020) under which we may repurchase our ordinary shares, including ADSs. We expect any repurchases under this share repurchase program to be funded out of existing cash resources. During the three months ended June 30, 2020, there were no additional share repurchases. Refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended March 31, 2020, which we filed with the Securities and Exchange Commission on July 23, 2020, for information regarding our share repurchase program.

Operating Activities
Net cash provided by operating activities during the three months ended June 30, 2019 consisted of our cash generated from operations of $5.8 million, net interest received of $0.1 million and taxes paid of $0.2 million.

Net cash provided by operating activities during the three months ended June 30, 2020 increased to $9.4 million compared to $5.7 million in the three months ended June 30, 2019, which is primarily attributable to improved cash generated from operations of $3.4 million, lower net interest received of $0.1 million and decreased taxation paid of $0.3 million. The improved cash generated from operations is primarily as a result of improved working capital management of $6.0 million (specifically an improvement in accounts receivables of $7.4 million and foreign currency translation adjustments of $0.6 million offset by accounts payables of $2.1 million), offset by lower net income (after excluding non-cash charges) of $2.6 million.
Net cash provided by operating activities during the three months ended June 30, 2020 consisted of our cash generated from operations of $9.2 million, net interest received of $0.03 million and taxes refunded of $0.1 million.

Investing Activities
Net cash used in investing activities in the three months ended June 30, 2019 was $5.2 million. Net cash used in investing activities during the three months ended June 30, 2019 primarily consisted of capital expenditures of $5.1 million. Capital expenditures during the quarter included purchases of intangible assets of $1.3 million, and cash paid to purchase property and equipment of $3.8 million, which included in-vehicle devices of $3.6 million. Offset by proceeds on sale of property and equipment and intangible assets of $0.03 million.
Net cash used in investing activities in the three months ended June 30, 2020 decreased to $2.1 million from $5.1 million in the three months ended June 30, 2019. Net cash used in investing activities during the three months ended June 30, 2020 primarily consisted of capital expenditures of $2.1 million. Capital expenditures during the quarter included purchases of intangible assets of $1.0 million and cash paid to purchase property and equipment of $1.1 million, which included in-vehicle devices of $1.0 million. The $2.6 million decline in in-vehicle device purchases during the three months June 30, 2020 is primarily due to lower lower sales activity following the disruption caused by the COVD-19 pandemic.
Financing Activities
In the three months ended June 30, 2019, the cash used in financing activities of $2.2 million primarily consisted of dividends paid of $1.6 million and the repayment of short-term debt of $0.6 million.
In the three months ended June 30, 2020, the cash used in financing activities of $1.1 million includes share dividends paid of $1.2 million offset by proceeds from the increase in the bank overdraft of $0.1 million.
Credit Facilities
At June 30, 2020, our principal sources of liquidity were net cash balances of $22.0 million (consisting of cash and cash equivalents of $24.5 million less short-term debt (bank overdraft) of $2.5 million) and unutilized borrowing capacity of $2.2 million available through our credit facilities.
Our principal sources of credit are our facilities with Standard Bank Limited and Nedbank Limited. We have an overdraft facility of R64.0 million (equivalent of $3.7 million as of June 30, 2020), a working capital facility of R25.0 million (equivalent of $1.4 million as of June 30, 2020) and an unutilized vehicle and asset finance facility of R8.5 million (equivalent of $0.4 million as of June 30, 2020) with Standard Bank Limited that bear interest at South African Prime less 1.2%.
At June 30, 2020, $2.5 million was utilized under the overdraft facility. We use this facility as part of our foreign currency hedging strategy. We draw down on this facility in the applicable foreign currency in order to fix the exchange rate on existing balance sheet foreign currency exposure that we anticipate settling in that foreign currency. Our obligations under the overdraft facility with Standard Bank Limited are guaranteed by MiX Telematics Limited and our wholly-owned subsidiaries, MiX Telematics Africa Proprietary Limited and MiX Telematics International Proprietary Limited, and secured by a pledge of accounts receivable by MiX Telematics Limited and MiX Telematics International Proprietary Limited.
During fiscal year 2020, we entered into a R25.0 million (equivalent of $1.4 million as of June 30, 2020) working capital facility from Standard Bank Limited that bears interest at South African Prime less 0.25%. As of June 30, 2020, the facility was fully utilized. We use this facility for working capital purposes in our Africa operations.
During fiscal year 2014, we entered into a R10.0 million (equivalent of $0.6 million as of June 30, 2020) facility from Nedbank Limited that bears interest at South African Prime less 2%. As of June 30, 2020, the facility was undrawn. We use this facility for working capital purposes in our Africa operations.
Our credit facilities with Standard Bank Limited and Nedbank Limited contain certain restrictive clauses, including without limitation, those limiting our and our guarantor subsidiaries’, as applicable, ability to, among other things, incur indebtedness, incur liens, or sell or acquire assets or businesses. These facilities are not subject to any financial covenants such as interest coverage or gearing ratios.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company”, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act) as of June 30, 2020. Based on that evaluation, we concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for fiscal year ended March 31, 2020. The material weakness related to ineffective design and operation of the financial statement close and reporting controls in areas of management review of financial statement information and independent review of journal entries in our Africa operating segment.
Remediation

As described in “Item 9A. Controls and Procedures” in Part II of our Annual Report for the fiscal year ended March 31, 2020, we began implementing a remediation plan to address the material weakness mentioned above. This plan includes:
•Investigating and understanding the root causes of the control weakness that resulted in the material weakness;
•The development of policies and procedures to enhance the precision of management review of financial information;
•Updating management review control descriptions;
•Developing and adopting guidelines regarding the control documentation requirements;
•Review the capabilities and capacity of the financial teams in the respective reporting segments and align roles and responsibilities accordingly; and
•Implementing policies and procedures to enhance independent review of journal entries.

We have already updated the configuration of the journal workflow in the ERP system to enforce independent review and release of journal entries.

Management will continue to reassess and test the design and operating effectiveness of controls. The material weakness will not be considered remediated, until applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect the remediation of this material weakness to be completed prior to the end of fiscal 2021.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
Other than the changes intended to remediate the material weakness noted above, there were no changes in controls for the period covered by this Quarterly Report on Form 10-Q to our internal control over financial reporting that has affected, or are reasonably expected to materially affect our controls over financial reporting. We have not experienced any material impact on our internal controls over financial reporting despite the fact that most of our employees were working remotely due to the COVID-19 pandemic. We continue to assess and monitor the COVID-19 situation, the impact thereof on our operations and financial results and on the controls over financial reporting.
As required by Rule 13a-15(d), under the Securities Exchange Act of 1934, as amended, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the period covered since the last annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, management determined that there has been no change during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Competition Commission Matter

On April 15, 2019, the Competition Commission of South Africa (the “Commission”) referred a matter to the Competition Tribunal of South Africa (“Tribunal”). The Commission contends that we and a number of our channel partners have engaged in market division. Should the Tribunal rule against us, we may be liable for an administrative penalty under the Competition Act, No. 89 of 1998. We had cooperated fully with the Commission during its preliminary investigation. We cannot predict the timing of a resolution or the ultimate outcome of the matter, however, we and our external legal advisers continue to believe that we have consistently adhered to all applicable laws and regulations and that the referral from the Commission is without merit. We have therefore not made any provisions for this matter as yet as we do not believe that an outflow of economic resources is probable.

The Ugandan Value Added Tax ("VAT") matter

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

From time to time, we have been and may become involved in further legal proceedings arising in the ordinary course of our business and, while there can be no assurance, we currently believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks identified are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a--14(a) and 15d--14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a--14(a) and 15d--14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIX TELEMATICS LIMITED

By: /s/ Stefan Joselowitz
Stefan Joselowitz
Chief Executive Officer

By: /s/ John Granara
John Granara
Chief Financial Officer

Date: August 10, 2020