Form 10-Q
period 2020-09-30
MiX Telematics Ltd
filed 2020-11-09
CIK 1576914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ____ to ____

Commission File Number: 001-36027

MIX TELEMATICS LIMITED
(Exact name of Registrant as specified in its charter)

Republic of South Africa			Not Applicable
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

750 Park of Commerce Blvd
Suite 100	Boca Raton
Florida			33487
(Address of principal executive offices)			(Zip Code)

	+1	(877)	585-1088
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

As of October 16, 2020, the registrant had 604,880,384 ordinary shares, of no par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2020	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$17,953	$33,836
Restricted cash	699	798
Accounts receivables, net of allowances for doubtful accounts of $3.6 million and $4.3 million, respectively	24,100	18,876
Inventory, net	3,271	3,742
Prepaid expenses and other current assets	7,375	6,802
Total current assets	53,398	64,054
Property and equipment, net	30,019	27,167
Goodwill	37,923	39,603
Intangible assets, net	15,007	16,059
Deferred tax assets	3,108	3,497
Other assets	4,200	4,070
Total assets	$143,655	$154,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,367	$3,185
Accounts payables	5,251	4,863
Accrued expenses and other liabilities	14,839	18,835
Deferred revenue	5,077	4,521
Total current liabilities	27,534	31,404
Deferred tax liabilities	11,436	10,540
Long-term accrued expenses and other liabilities	5,660	5,053
Total liabilities	44,630	46,997
Commitments and contingencies
Stockholders’ equity:
MiX Telematics Limited stockholders’ equity
Preferred stock: 100 million shares authorized but not issued	—	—
Common stock: 600.9 million and 604.9 million no-par value shares issued and outstanding as of March 31, 2020 and September 30, 2020, respectively	66,522	67,347
Less treasury stock at cost: 54 million shares as of March 31, 2020 and September 30, 2020	(17,315)	(17,315)
Retained earnings	67,482	70,846
Accumulated other comprehensive loss	(11,070)	(7,425)
Additional paid-in capital	(6,599)	(6,005)
Total MiX Telematics Limited stockholders’ equity	99,020	107,448
Non-controlling interest	5	5
Total stockholders’ equity	99,025	107,453

Total liabilities and stockholders’ equity	$143,655	$154,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2020	2019	2020
Revenue
Subscription	$32,099	$27,623	$63,737	$53,498
Hardware and other	4,562	3,325	9,207	4,947
Total revenue	36,661	30,948	72,944	58,445
Cost of revenue
Subscriptions	9,417	7,676	18,712	15,025
Hardware and other	3,028	2,621	5,961	3,850
Total cost of revenue	12,445	10,297	24,673	18,875
Gross profit	24,216	20,651	48,271	39,570
Operating expenses
Sales and marketing	3,148	2,447	6,729	5,193
Administration and other	14,616	13,631	29,402	27,122
Total operating expenses	17,764	16,078	36,131	32,315
Income from operations	6,452	4,573	12,140	7,255
Other (expense)/income	(52)	(77)	323	(175)
Net interest income/(expense)	4	(70)	77	(140)
Income before income tax expense	6,404	4,426	12,540	6,940
Income tax expense	3,058	974	4,198	1,066
Net income	3,346	3,452	8,342	5,874
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income attributable to MiX Telematics Limited	$3,346	$3,452	$8,342	$5,874

Net income per ordinary share
Basic	$0.01	$0.01	$0.01	$0.01
Diluted	$0.01	$0.01	$0.01	$0.01

Net income per American Depository Share
Basic	$0.15	$0.16	$0.37	$0.27
Diluted	$0.15	$0.15	$0.36	$0.26

Ordinary shares
Weighted average	554,781	548,008	558,401	547,569
Diluted weighted average	570,011	558,951	574,606	558,829

American Depository Shares
Weighted average	22,191	21,920	22,336	21,903
Diluted weighted average	22,800	22,358	22,984	22,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2020	2019	2020
Net income	$3,346	$3,452	$8,342	$5,874
Other comprehensive (loss)/income
Foreign currency translation adjustments, net of tax	(5,573)	1,561	(3,846)	3,645
Total comprehensive (loss)/income	(2,227)	5,013	4,496	9,519
Less: Total comprehensive income attributable to non-controlling interest	—	—	—	—
Total comprehensive (loss)/income attributable to MiX Telematics Limited	$(2,227)	$5,013	$4,496	$9,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2019 and 2020
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of July 1, 2019	602,472	$68,200	$(9,227)	$3,820	$(6,791)	$65,943	$121,945	$5	$121,950
Net income	—	—	—	—	—	3,346	3,346	—	3,346
Other comprehensive loss	—	—	—	(5,573)	—	—	(5,573)	—	(5,573)
Issuance of common stock in relation to stock options and SARs exercised	1,464	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	346	—	346	—	346
Dividends of 4 South African cents (0.3 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,532)	(1,532)	—	(1,532)
Purchase of treasury stock	—	—	(8,222)	—	—	—	(8,222)	—	(8,222)
Balance as of September 30, 2019	603,936	$68,200	$(17,449)	$(1,753)	$(6,445)	$67,757	$110,310	$5	$110,315

Balance as of July 1, 2020	601,019	$66,522	$(17,315)	$(8,986)	$(6,306)	$68,687	$102,602	$5	$102,607
Net income	—	—	—	—	—	3,452	3,452	—	3,452
Other comprehensive income	—	—	—	1,561	—	—	1,561	—	1,561
Issuance of common stock in relation to stock options and SARs exercised	3,861	825	—	—	—	—	825	—	825
Stock-based compensation	—	—	—	—	301	—	301	—	301
Dividends of 4 South African cents (0.3 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,293)	(1,293)	—	(1,293)
Balance as of September 30, 2020	604,880	$67,347	$(17,315)	$(7,425)	$(6,005)	$70,846	$107,448	$5	$107,453

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended September 30, 2019 and 2020
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of April 1, 2019	601,948	$68,200	$(9,227)	$2,115	$(6,902)	$62,750	$116,936	$5	$116,941
Adjustment on initial application of ASC 326, net of tax	—	—	—	(22)	—	(240)	(262)	—	(262)
Net income	—	—	—	—	—	8,342	8,342	—	8,342
Other comprehensive income	—	—	—	(3,846)	—	—	(3,846)	—	(3,846)
Issuance of common stock in relation to stock options and SARs exercised	1,988	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	457	—	457	—	457
Dividends of 4 South African cents (0.2 U.S. cents) per ordinary share declared	—	—	—	—	—	(3,095)	(3,095)	—	(3,095)
Purchase of treasury stock	—	—	(8,222)	—	—	—	(8,222)	—	(8,222)
Balance as of September 30, 2019	603,936	$68,200	$(17,449)	$(1,753)	$(6,445)	$67,757	$110,310	$5	$110,315

Balance as of April 1, 2020	600,934	$66,522	$(17,315)	$(11,070)	$(6,599)	$67,482	$99,020	$5	$99,025
Net income	—	—	—	—	—	5,874	5,874	—	5,874
Other comprehensive income	—	—	—	3,645	—	—	3,645	—	3,645
Issuance of common stock in relation to stock options and SARs exercised	3,946	825	—	—	—	—	825	—	825
Stock-based compensation	—	—	—	—	594	—	594	—	594
Dividends of 4 South African cents (0.2 U.S. cents) per ordinary share declared	—	—				(2,510)	(2,510)	—	(2,510)
Balance as of September 30, 2020	604,880	$67,347	$(17,315)	$(7,425)	$(6,005)	$70,846	$107,448	$5	$107,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2019	2020
Cash flows from operating activities
Cash generated from operations	$17,218	$22,295
Interest received	419	206
Interest paid	(156)	(153)
Income tax paid	(2,915)	(1,590)
Net cash provided by operating activities	14,566	20,758

Cash flows from investing activities
Acquisition of property and equipment – in-vehicle devices	(8,422)	(2,590)
Acquisition of property and equipment – other	(516)	(160)
Proceeds from the sale of property and equipment	1,327	—
Acquisition of intangible assets	(2,641)	(1,972)
Loans to external parties	(350)	—
Net cash used in investing activities	(10,602)	(4,722)

Cash flows from financing activities
Proceeds from issuance of ordinary shares in relation to stock options exercised	—	825
Cash paid for ordinary shares repurchased	(8,222)	—
Cash paid on dividends to MiX Telematics Limited stockholders	(3,084)	(2,506)
Movement in short-term debt	539	740
Net cash used in financing activities	(10,767)	(941)

Net (decrease)/increase in cash and cash equivalents, and restricted cash	(6,803)	15,095
Cash and cash equivalents, and restricted cash at beginning of the period	27,838	18,652
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(294)	887
Cash and cash equivalents, and restricted cash at end of the period	$20,741	$34,634

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

The Company is incorporated and domiciled in South Africa, with the principal executive office in Boca Raton, Florida.

Basis of preparation and consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, which are necessary for a fair statement of the results of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

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

As of September 30, 2020, the global outbreak of COVID-19 has had and, we believe, will continue to have an adverse impact on global economies and financial markets. We have taken into account the impact of COVID-19, to the extent possible, on our financial statements. However, future changes in economic conditions related to COVID-19 could have an impact on future estimates and judgements used, particularly those relating to goodwill sensitivities and impairment assessments.

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

Contract modifications
As a result of the adverse impact that the COVID-19 pandemic has had on certain of the Company’s customers, various pricing concessions relating to subscriptions, in the form of payment holidays and discounts on monthly billings, were granted during the six months ended September 30, 2020. These pricing concessions were accounted for as contract modifications under ASC 606 Revenue from Contracts with Customers ("ASC 606"), which had the effect of reducing the transaction prices allocated to the remaining distinct performance obligations in the contracts. Accordingly, the effect of the pricing concessions is being recognized as those remaining subscription services are provided. A contract asset of $0.6 million, representing amounts that will only be billed in future periods, was recognized as of September 30, 2020, and is included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.

Contract liabilities
When customers are invoiced in advance for subscription services that will be provided over periods of more than one month, or pay in advance of service periods of more than one month, contract liabilities are recorded. Deferred revenue as of March 31, 2020 and September 30, 2020 was $5.1 million and $4.5 million, respectively. During the quarter ended September 30, 2019 and September 30, 2020, revenue of $0.9 million and $0.6 million, respectively, was recognized which was included in the deferred revenue balances at the beginning of each quarter. Revenue of $2.8 million and $1.7 million was recognized for the six months ended September 30, 2019 and September 30, 2020, respectively, which had been included in deferred revenue balances at the beginning of each such financial year.

Contract acquisition costs
Commissions payable to sales employees and external third parties which are incurred to acquire contracts are capitalized and amortized, unless the amortization period is 12 months or less, in which instance they are expensed immediately. Deferred commissions were $3.6 million and $3.5 million as of March 31, 2020 and September 30, 2020, respectively, and are included in Other assets on the Condensed Consolidated Balance Sheet.

The following is a summary of the amortization expense recognized (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2020	2019	2020
Amortization recognized during the quarter:	$(863)	$(782)	$(1,674)	$(1,475)
–Cost of revenue (external commissions)	(622)	(563)	(1,202)	(1,048)
–Sales and marketing (internal commissions)	(241)	(219)	(472)	(427)

3. Credit risk related to accounts receivables

The movements in the allowance for doubtful accounts are as follows (in thousands):

	Six Months Ended September 30,
	2019	2020
Balance at April 1	$3,019	$3,602
Bad debt provision	1,554	2,273
Write-offs, net of recoveries	(287)	(1,748)
Foreign currency translation differences	(162)	153
Balance at September 30	$4,124	$4,280

Overview of the Company’s exposure to credit risk from customers

The maximum exposure to credit risk at the reporting date is the carrying value of each receivable and loan to external parties, net of impairment losses where relevant. Other than 18% of the gross receivable balance relating to four debtors as of

September 30, 2020 (as of March 31, 2020: 15% of the gross receivable balance relating to four debtors), the Company has no significant concentration of credit risk, due to its spread of customers across various operations and geographical locations.

The Company does not hold any collateral as security.

Net accounts receivables as of March 31, 2020 and September 30, 2020 of $2.9 million and $1.3 million, respectively, are pledged as security for the Company’s overdraft facilities.

4. Property and equipment

Property and equipment comprises owned and right of use assets. The Company leases many assets including property, vehicles, machinery and IT equipment.

The cost and accumulated depreciation of owned equipment are as follows (in thousands):

	March 31, 2020	September 30, 2020
Owned equipment
Equipment, vehicles and other	$6,114	$6,461
In-vehicle devices	52,824	53,564
Less: accumulated depreciation and impairments	(35,397)	(39,033)
Owned equipment, net	$23,541	$20,992

Total depreciation expense related to owned equipment during the three months ended September 30, 2019 and 2020 was $3.4 million and $3.0 million, respectively. Depreciation relating to owned equipment was $6.7 million and $5.8 million during the six months ended September 30, 2019 and 2020, respectively. Depreciation expense related to in-vehicle devices is included in subscription cost of revenue.

The cost and accumulated depreciation of right-of-use property and equipment are as follows (in thousands):

	March 31, 2020	September 30, 2020
Right-of-use assets
Property	$7,724	$8,073
Equipment, vehicles and other	250	191
Less: accumulated depreciation	(1,496)	(2,089)
Right of use property and equipment, net	$6,478	$6,175

5. Intangible assets

Intangible assets comprise the following (in thousands):

		As of March 31, 2020			As of September 30, 2020
	Useful life (in years)	Gross Carrying amount	Accumulated amortization	Net	Gross Carrying amount	Accumulated amortization	Net
Patents and trademarks	3 - 20	$76	$(45)	$31	$60	$(31)	$29
Customer relationships	2 - 15	2,600	(2,068)	532	2,643	(2,195)	448
Internal-use software, technology and other	1 - 18	26,508	(12,064)	14,444	29,785	(14,203)	15,582
Total		$29,184	$(14,177)	$15,007	$32,488	$(16,429)	$16,059

For the three months ended September 30, 2019 and 2020, amortization expense of $0.9 million, and $0.9 million was recognized, respectively. Amortization expense was $1.9 million, and $1.7 million for the six months ended September 30, 2019 and 2020, respectively.

6. Accrued expenses and other liabilities

Accrued expenses comprise the following (in thousands):

	March 31, 2020	September 30, 2020
Current:
Product warranties	$601	$600
Maintenance	357	504
Employee-related accruals	5,296	7,096
Lease liabilities	1,094	1,489
Accrued income tax payable	736	1,546
Other accruals	6,755	7,600
Total current	$14,839	$18,835

Non-current:
Lease liabilities	$5,413	$4,824
Other liabilities	247	229
Total non-current	$5,660	$5,053

Product warranties
The Company provides warranties on certain products and undertakes to repair or replace items that fail to perform satisfactorily. Management estimates the related provision for future warranty claims based on historical warranty claim information, the product lifetime, as well as recent trends that might suggest that past cost information may differ from future claims. The table below provides details of the movement in the accrual (in thousands):

	Six Months Ended September 30,
	2019	2020
Product warranties
Balance at April 1	$777	$616
Statement of Income charge	156	43
Utilized	(268)	(81)
Foreign currency translation difference	(28)	33
Balance at September 30	$637	$611
Non-current portion (included in other liabilities)	$18	$11
Current portion	$619	$600

7. Income taxes

Our income tax provision reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 33.5% for the six months ended September 30, 2019 compared to 15.4% for the six months ended September 30, 2020. Our effective tax rate was 47.8% for the three months ended September 30, 2019 compared to 22.0% for the three months ended September 30, 2020. Ignoring the impact of foreign exchange gains and losses net of tax, the effective tax rate for the six months ended September 30, 2019 and 2020, was 28.6% and 29.0%, respectively, and for the three months ended September 30, 2019 and 2020, was 29.6% and 28.4%, respectively.

8. Earnings per share

Basic
Basic earnings per share is calculated by dividing the income attributable to ordinary shareholders of the parent by the weighted average number of ordinary shares in issue during the period.

The net income and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2020	2019	2020
Numerator (basic)
Net income attributable to ordinary shareholders	$3,346	$3,452	$8,342	$5,874
Denominator (basic)
Weighted-average number of ordinary shares in issue	554,781	548,008	558,401	547,569
Basic earnings per share	$0.01	$0.01	$0.01	$0.01

American Depository Shares*:
Net income attributable to ordinary shareholders	$3,346	$3,452	$8,342	$5,874
Weighted-average number of American Depository Shares in issue	22,191	21,920	22,336	21,903
Basic earnings per American Depository share	$0.15	$0.16	$0.37	$0.27
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2020	2019	2020
Numerator (diluted)
Diluted net income attributable to ordinary shareholders	$3,346	$3,452	$8,342	$5,874
Denominator (diluted)
Weighted-average number of ordinary shares in issue	554,781	548,008	558,401	547,569
Adjusted for:
– potentially dilutive effect of stock appreciation rights	13,482	9,339	14,358	9,517
– potentially dilutive effect of stock options and restricted share units	1,748	1,604	1,847	1,743
Diluted-weighted average number of ordinary shares in issue	570,011	558,951	574,606	558,829
Diluted earnings per share	$0.01	$0.01	$0.01	$0.01

American Depository Shares*:
Diluted net income attributable to ordinary shareholders	$3,346	$3,452	$8,342	$5,874
Diluted weighted-average number of American Depository Shares in issue	22,800	22,358	22,984	22,353
Diluted earnings per American Depository share	$0.15	$0.15	$0.36	$0.26
*One American Depository Share is the equivalent of 25 ordinary shares.

9. Segment information

The Company has 6 reportable segments, which are based on the geographical location of the 5 Regional Sales Offices ("RSOs") and also includes the Central Services Organization ("CSO"). CSO is the central services organization that wholesales products and services to RSOs which, in turn, interface with our end-customers, distributors and dealers. CSO is also responsible for the development of hardware and software platforms and provides common marketing, product management, technical and distribution support to each of the other reportable segments. CSO is a reportable segment because it produces discrete financial information which is reviewed by the chief operating decision maker ("CODM") and has the ability to generate external revenues.

The CODM has been identified collectively as the executive committee and the Chief Executive Officer who make strategic decisions. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses net income, determined under International Financial Reporting Standards ("IFRS") as issued by the International Accounting Standards Board, as a starting point.

Segment assets are not disclosed because such information is not reviewed by the CODM.

The following table provides revenue and Segment Adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2019
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$17,868	$1,438	$19,306	$8,585
Europe	2,862	760	3,622	1,367
Americas	5,675	454	6,129	3,006
Middle East and Australasia	4,317	1,623	5,940	2,814
Brazil	1,350	286	1,636	671
Total Regional Sales Offices	32,072	4,561	36,633	16,443
Central Services Organization	27	1	28	(2,530)
Total Segment Results	$32,099	$4,562	$36,661	$13,913

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Three Months Ended September 30, 2020
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$14,855	$1,635	$16,490	$7,249
Europe	2,919	474	3,393	1,536
Americas	4,786	240	5,026	2,170
Middle East and Australasia	4,118	948	5,066	2,405
Brazil	928	28	956	363
Total Regional Sales Offices	27,606	3,325	30,931	13,723
Central Services Organization	17	—	17	(1,674)
Total Segment Results	$27,623	$3,325	$30,948	$12,049

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Six Months Ended September 30, 2019
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$35,554	$2,819	$38,373	$16,942
Europe	5,649	1,317	6,966	2,438
Americas	11,337	1,340	12,677	5,364
Middle East and Australasia	8,578	3,246	11,824	5,568
Brazil	2,567	447	3,014	1,294
Total Regional Sales Offices	63,685	9,169	72,854	31,606
Central Services Organization	52	38	90	(5,175)
Total Segment Results	$63,737	$9,207	$72,944	$26,431

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Six Months Ended September 30, 2020
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$28,778	$2,236	$31,014	$14,494
Europe	5,769	608	6,377	2,838
Americas	8,961	395	9,356	3,578
Middle East and Australasia	7,999	1,657	9,656	4,323
Brazil	1,959	51	2,010	773
Total Regional Sales Offices	53,466	4,947	58,413	26,006
Central Services Organization	32	—	32	(3,537)
Total Segment Results	$53,498	$4,947	$58,445	$22,469

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

A reconciliation of the segment results to income before income tax expense is disclosed below (in thousands).

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2020	2019	2020
Segment Adjusted EBITDA	$13,913	$12,049	$26,431	$22,469
Corporate and consolidation entries	(2,221)	(2,507)	(3,977)	(4,837)
Operating lease costs (1)	(419)	(399)	(727)	(791)
Product development costs (2)	(299)	(271)	(690)	(514)
Depreciation and amortization	(4,401)	(3,836)	(8,653)	(7,464)
Impairment of long-lived assets	—	(1)	—	(1)
Stock-based compensation costs	(178)	(301)	(289)	(594)
Decrease/(increase) in restructuring costs (3)	1	(153)	1	(997)
Net profit/(loss) on sale of property and equipment	40	(7)	356	(8)
Net foreign exchange (losses)/gains	(36)	(78)	11	(183)
Net interest income/(expense)	4	(70)	77	(140)
Income before income tax expense for the period	$6,404	$4,426	$12,540	$6,940

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

3.For the three months ended September 30, 2020, $0.1 million of the restructuring costs related to the North America reporting segment. For the six months ended September 30, 2020, $0.6 million, $0.2 million and $0.1 million of the restructuring costs related to the CSO, Africa, and North America reporting segments, respectively.

No single customer accounted for 10% or more of the Company’s total revenue for the three or six months ended September 30, 2019 and 2020. No single customer accounted for 10% or more of the Company’s accounts receivables as of March 31, 2020 or September 30, 2020.

10. Stock-based compensation plan

The Company has issued share incentives under two equity-classified incentive plans, the TeliMatrix Group Executive Incentive Scheme and the LTIP, to directors and certain key employees within the Company. Since the introduction of the LTIP during 2014, no further awards have been made in terms of the TeliMatrix Group Executive Incentive Scheme.

The LTIP provides for three types of grants to be issued, namely performance shares, restricted share units ("RSUs") or stock appreciation rights ("SARs").

As of September 30, 2020, there were 47,090,000 shares reserved for future issuance under the LTIP.

The total stock-based compensation expense recognized during the three months ended September 30, 2019 and 2020 was $0.2 million and $0.3 million, respectively. Total stock-based compensation expense recognized during the six months ended September 30, 2019 and 2020 was $0.3 million and $0.6 million, respectively.

Stock appreciation rights granted under the LTIP

The following table summarizes the activities for the unvested SARs:

	Number of SARs	Weighted- Average Award Price in U.S. Cents*	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2020	32,943,750	31
Granted	11,200,000	35
Exercised	(900,470)	19
Forfeited	(33,905)	19
Outstanding as of September 30, 2020	43,209,375	32	3.76

Vested and expected to vest as of September 30, 2020	41,702,500	32	2.96	3,206
Vested as of September 30, 2020	13,071,875	17	1.79	2,367

As of September 30, 2020, there was $2.4 million of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 4.62 years.

Share Options

During the three months ended September 30, 2020, the remaining 3,500,000 share options under the Telimatrix Group Executive Incentive Scheme were exercised by the group executives at an award price of 24 U.S. cents* per share.

* The award price was denominated in South African cents. U.S. currency amounts are based on a ZAR:USD exchange rate of R17.003 as of September 30, 2020.

Restricted share units granted under the LTIP

Under the LTIP, RSUs may be issued to certain directors and key employees. The scheme rules allow for a maximum of 2 million RSUs to be granted in any financial year and for a maximum of 12 million RSUs to be granted in aggregate over the life of the plan.

2 million time-based RSUs were granted for the first time under the scheme on June 1, 2020, and will vest in tranches of 50% per annum, commencing on the second anniversary of the grant date. Vesting is conditional upon remaining employed with the Company. Management estimates forfeiture to be approximately 5%. Settlement will take place in the Company’s shares. The Company has no legal or constructive obligation to settle the RSUs in cash. The weighted average grant date fair value per RSU granted was 30 U.S. cents**. The grant date fair value was determined by deducting the present value of expected dividends to be paid per share prior to vesting from the closing market price of the Company’s shares on the grant date. The unrecognized compensation cost related to unvested RSUs as of September 30, 2020 was $0.5 million, which will be recognized over a weighted average period of 2.5 years.

**U.S. currency amounts are based on a ZAR:USD exchange rate of R17.003 as of September 30, 2020.

11. Debt

The Company and its subsidiaries have unlimited borrowing capacity as specified in their respective Memorandums of Incorporation.

As of March 31, 2020 and September 30, 2020, debt comprised bank overdrafts of $2.4 million and $3.2 million, respectively. Net accounts receivables as of March 31, 2020 and September 30, 2020 of $2.9 million and $1.3 million, respectively, are pledged as security for the Company’s overdraft facilities.

Details of undrawn facilities are shown below:

	Interest rate	March 31, 2020	September 30, 2020
Undrawn borrowing facilities at floating rates include:
– Standard Bank Limited:
Overdraft	SA Prime* less 1.2%	$1,204	$579
Vehicle and asset finance	SA Prime* less 1.2%	474	500
Working capital facility	SA Prime* less 0.25%	1,395	1,470
– Nedbank Limited overdraft	SA Prime* less 2%	558	588
		$3,631	$3,137
*South African prime interest rate

As of March 31, 2020 and September 30, 2020, the prime interest rate was 8.75% and 7.00%, respectively. The Standard Bank Limited and Nedbank Limited facilities have no fixed renewal date and are repayable on demand. The facility from Nedbank Limited is unsecured.

12. Restructuring costs

During the three and six months ended September 30, 2020, the Company incurred $0.2 million and $1.0 million of restructuring costs, respectively, as a result of measures to minimize the adverse economic and business effect of the COVID-19 pandemic and to re-align resources with the Company's current business outlook and cost structure. The restructuring costs comprised employee termination benefits. $0.6 million, $0.2 million and $0.1 million of the restructuring costs for the six months ended September 30, 2020, related to the CSO, Africa, and North America reporting segments, respectively. As of September 30, 2020, all of the restructuring costs had been paid except for $0.1 million in respect of the Africa reporting segment, which is expected to be settled by December 31, 2020. Restructuring costs are included in Administration and other expenses in the Condensed Consolidated Statement of Income.

13. Contingencies

Service agreement

In terms of an amended network services agreement with Mobile Telephone Networks Proprietary Limited ("MTN"), MTN is entitled to claw back payments from MiX Telematics Africa Proprietary Limited, a subsidiary of the Company, in the event of early cancellation of the agreement or certain base connections not being maintained over the term of the agreement. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2020 and September 2020 was $1.9 million and $1.9 million, respectively. No loss is considered probable under this arrangement.

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

The Ugandan Value Added Tax ("VAT") matter

The Ugandan Revenue Authorities (“URA”) have reviewed MiX Telematics’ cross-border services and assert that VAT is payable on these imported services in terms of the place of supply rules included within its local VAT legislation. On January 18, 2018, MiX Telematics East Africa Limited (“MiX East Africa”) instituted proceedings in the Tax Appeals Tribunal to challenge the URA’s decision on this matter based on the interpretation of the law and calculation errors by the URA. MiX East Africa appeared in front of the Tax Appeals Tribunal on a number of occasions to present its defense, but the Tax Appeals Tribunal ruled in favor of the URA. On September 19, 2019, MiX East Africa appealed the decision to the High Court of Uganda. This matter is ongoing, and provisions have been made based on current information at hand.

14. Subsequent events

Other than the items below, the directors are not aware of any matter material or otherwise arising since September 30, 2020 and up to the date of this report, not otherwise dealt with herein.

Dividend declared
The Board of Directors declared, in respect of the three months ended September 30, 2020, a dividend of 4 South African cents per ordinary share and 1 South African Rand per ADS, which will be paid on December 8, 2020 to shareholders on record as of the close of business on November 20, 2020.

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
Overview
We are a leading global provider of fleet and mobile asset management solutions delivered as SaaS. Our solutions deliver a measurable return by enabling our customers to manage, optimize and protect their investments in commercial fleets, mobile assets or personal vehicles. We generate actionable intelligence that enables a wide range of customers, from large enterprise fleets to small fleet operators and consumers, to reduce fuel and other operating costs, improve efficiency, enhance regulatory compliance, promote driver safety, manage risk and mitigate theft. Our solutions mostly rely on our proprietary, highly scalable technology platforms, which allow us to collect, analyze and deliver information based on data from our customers’ vehicles. Using intuitive, web-based interface, reports or mobile applications, our fleet customers can access large volumes of real-time and historical data, monitor the location and status of their drivers and vehicles and analyze a wide number of key metrics across their fleet operations.
We were founded in 1996 and we have offices in South Africa, the United Kingdom, the United States, Uganda, Brazil, Australia, Romania, Thailand and the United Arab Emirates, as well as a network of more than 130 fleet partners worldwide. MiX Telematics’ shares are publicly traded on the Johannesburg Stock Exchange (JSE: MIX) and MiX Telematics’ American Depositary Shares are listed on the New York Stock Exchange (NYSE: MIXT).

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

During the first quarter of fiscal year 2021, we implemented various cost-saving measures, including headcount reductions, deferred salary increases, a hiring freeze across the business, and significant reductions in discretionary spending. We started to realize the benefit of these actions in the second quarter. We expect the full benefit will be realized during the remainder of fiscal year 2021 and beyond. As part of the headcount reductions in the first half of fiscal 2021, we incurred a $1.0 million restructuring charge as we committed to plans to restructure certain parts of our business as a measure to minimize the adverse economic and business effect of the COVID-19 pandemic and to re-align resources to our current business outlook and cost structure. The restructuring activities mainly related to the CSO, Africa and North America reporting segments.
COVID-19 has disrupted the operations of our customers and channel partners, our operations and the results of our operations. COVID-19 currently has had and, we believe, will continue to have an adverse impact on global economies and financial markets. For example, the continued economic uncertainty in the oil and gas sector has resulted in significant declines in our customer’s fleet sizes whilst similar disruption is evident in our bus and coach vertical following significantly reduced demand for public transport as a result of various governmental shut downs in multiple jurisdictions where we operate. This has and will continue to have a negative impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. During the first quarter of fiscal year 2021, we experienced a contraction of 30,700 subscribers and, during the second quarter of fiscal year 2021, we experienced a contraction of 20,000 subscribers, as a result of the economic conditions attributable to the COVID-19 pandemic. We expect further subscriber contraction in the third quarter of fiscal year 2021, primarily driven by oil and gas and asset tracking subscribers. The net contraction in subscribers resulted in a decrease in reported subscription revenues.

Cash resources and liquidity

Based on our internal projections, we believe that we have sufficient cash reserves to support us for the foreseeable future. Further details on our cash resources and borrowings available under our credit facilities are provided in the liquidity and capital resources section below.

Financial position and impairments

We have taken into account the impact of COVID-19, to the extent possible, on our financial statements as of the reporting date. However, future changes in economic conditions related to COVID-19 could have an impact on future estimates and judgements used, particularly those relating to goodwill and impairment assessments, as well as expected credit losses. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Key Financial Measures and Operating Metrics
In addition to financial measures based on our consolidated financial statements, we monitor our business operations using various financial and non-financial metrics.
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
Subscription revenue has increased as a percentage of total revenue due to a reduction in hardware and other revenue. In the three months ended September 30, 2019 and 2020, subscription revenue represented 87.6% and 89.3% respectively, of our total revenue. In the six months ended September 30, 2019 and 2020, subscription revenue represented 87.4% and 91.5% respectively, of our total revenue.

Subscribers
Subscribers represent the total number of discrete services we provide to customers at the end of the period.

	As of September 30,
	2019	2020
Subscribers	789,559	767,749

Basis of Presentation and Key Components of Our Results of Operations
In the second quarter of fiscal year 2021, we managed our business in six segments which include Africa, Americas, Brazil, Europe and the Middle East and Australasia (our regional sales offices (“RSOs”)), and our CSO. CSO is our central services organization that wholesales our products and services to our RSOs which, in turn, interface with our end-customers, distributors and dealers. CSO is also responsible for the development of our hardware and software platforms and provides common marketing, product management, technical and distribution support to each of our other operating segments.
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
Each RSO’s results reflect the external revenue earned, as well as the Segment Adjusted EBITDA earned (or loss incurred) before the remaining CSO and corporate costs allocations. Segment assets are not disclosed as this information is not reviewed by the CODM.
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

Cost of Revenue
Cost of revenue associated with our subscription revenue consists primarily of costs related to cellular communications, infrastructure hosting, third-party data providers, service contract maintenance costs, commission expense related to third party dealers or distributors (commission is capitalized and amortized unless the amortization period is 12 months or less) and depreciation of our capitalized installed in-vehicle devices. Cost of sales associated with our hardware revenue includes the cost of the in-vehicle devices, cost of hardware warranty, shipping costs, custom duties, and commission expense related to third-party dealers or distributors. We capitalize the cost of in-vehicle devices utilized to service customers, for customers selecting our bundled option, and we depreciate these costs from the date of installation over their expected useful lives.
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

Taxes
During the three months ended September 30, 2019 and 2020 our effective tax rates were 47.8% and 22.0% respectively, and during the six months ended September 30, 2019 and 2020 our effective tax rates were 33.5% and 15.4% respectively, compared to a South African statutory rate of 28%. Taxation mainly consists of normal statutory income tax paid or payable and deferred tax on any temporary differences.
Our effective tax rate may vary primarily according to the mix of profits made in various jurisdictions and the impact of certain non-deductible/(non-taxable) foreign exchange movements, net of tax. Further information on this is disclosed in Note 7. Income Taxes contained in the “Notes to Condensed Consolidated Financial Statements” included in Part I of this Quarterly Report on Form 10-Q. As a result, significant variances in future periods may occur.

Non-GAAP Financial Information
We use certain measures to assess the financial performance of our business. Certain of these measures are termed “non-GAAP measures” because they exclude amounts that are included in, or include amounts that are excluded from, the most directly comparable measure calculated and presented in accordance with GAAP, or are calculated using financial measures that are not calculated in accordance with GAAP. These non-GAAP measures include Adjusted EBITDA, Adjusted EBITDA margin, non-GAAP net income, non-GAAP net income per share and constant currency information.
An explanation of the relevance of each of the non-GAAP measures, a reconciliation of the non-GAAP measures to the most directly comparable measures calculated and presented in accordance with GAAP and a discussion of their limitations is set out below. We do not regard these non-GAAP measures as a substitute for, or superior to, the equivalent measures calculated and presented in accordance with GAAP or those calculated using financial measures that are calculated in accordance with GAAP.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are two of the profit measures reviewed by the CODM. We define Adjusted EBITDA as the income before income taxes, net interest income, net foreign exchange gains/(losses), depreciation of property and equipment including capitalized customer in-vehicle devices, amortization of intangible assets including capitalized internal-use software development costs and intangible assets identified as part of a business combination, stock-based compensation costs, restructuring costs and profits/(losses) on the disposal or impairments of assets or subsidiaries. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total revenue.
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

A reconciliation of net income (the most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA for the periods shown is presented below.

Reconciliation of Net Income to Adjusted EBITDA for the Period
	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2020	2019	2020
	(In thousands)
Net income	$3,346	3,452	$8,342	5,874
Plus: Income tax expense	3,058	974	4,198	1,066
(Less)/plus: Net interest (income)/expense	(4)	70	(77)	140
Plus/(less): Foreign exchange losses/(gains)	36	78	(11)	183
Plus: Depreciation (1)	3,465	2,946	6,742	5,782
Plus: Amortization (2)	936	890	1,911	1,682
Plus: Impairment of long-lived assets	—	1	—	1
Plus: Stock-based compensation costs	178	301	289	594
(Less)/plus: Net (profit)/loss on sale of property and equipment	(40)	7	(356)	8
(Less)/plus: Restructuring costs	(1)	153	(1)	997
Adjusted EBITDA	$10,974	$8,872	$21,037	$16,327
Adjusted EBITDA margin	29.9%	28.7%	28.8%	27.9%

(1) Includes depreciation of owned equipment (including in-vehicle devices).
(2) Includes amortization of intangible assets (including intangible assets identified as part of a business combination).

Our use of Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and should not be considered as performance measures in isolation from, or as a substitute for, analysis of our results as reported under GAAP.
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

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA margin should be considered alongside other financial performance measures, including operating profit, profit for the period and our other results.
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

Reconciliation of net income to non-GAAP net income
	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2020	2019	2020
	(In thousands)
Net income for the period	$3,346	3,452	$8,342	5,874
Net foreign exchange losses/(gains)	36	78	(11)	183
Income tax effect of net foreign exchange gains/losses	1,150	(305)	618	(1,003)
Non-GAAP net income	$4,532	$3,225	$8,949	$5,054

Weighted average number of ordinary shares in issue
Basic	554,781	548,008	558,401	547,569
Diluted	570,011	558,951	574,606	558,829

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
The following tables provide the constant currency reconciliation to the most directly comparable GAAP measure for the periods shown:
Subscription Revenue

	Three Months Ended September 30,			Six Months Ended September 30,
	2019	2020	% Change	2019	2020	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$32,099	$27,623	(13.9)%	$63,737	$53,498	(16.1)%
Conversion impact U.S. Dollar/other currencies	—	2,229	6.9%	—	6,033	9.5%
Subscription revenue on a constant currency basis	$32,099	$29,852	(7.0)%	$63,737	$59,531	(6.6)%

Hardware and Other Revenue

	Three Months Ended September 30,			Six Months Ended September 30,
	2019	2020	% Change	2019	2020	% Change
	(In thousands, except for percentages)
Hardware and other revenue as reported	$4,562	$3,325	(27.1)%	$9,207	$4,947	(46.3)%
Conversion impact U.S. Dollar/other currencies	—	148	3.2%	—	297	3.3%
Hardware and other revenue on a constant currency basis	$4,562	$3,473	(23.9)%	$9,207	$5,244	(43.0)%

Total Revenue

	Three Months Ended September 30,			Six Months Ended September 30,
	2019	2020	% Change	2019	2020	% Change
	(In thousands, except for percentages)
Total revenue as reported	$36,661	$30,948	(15.6)%	$72,944	$58,445	(19.9)%
Conversion impact U.S. Dollar/other currencies	—	2,377	6.5%	—	6,330	8.7%
Total revenue on a constant currency basis	$36,661	$33,325	(9.1)%	$72,944	$64,775	(11.2)%

Results of Operations
The following table sets forth certain consolidated statement of income data:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2020	2019	2020
	(In thousands)
Total revenue	$36,661	$30,948	$72,944	$58,445
Total cost of revenue	12,445	10,297	24,673	18,875
Gross profit	24,216	20,651	48,271	39,570
Sales and marketing	3,148	2,447	6,729	5,193
Administration and other	14,616	13,631	29,402	27,122
Income from operations	6,452	4,573	12,140	7,255
Other (expense)/income	(52)	(77)	323	(175)
Net interest income/(expense)	4	(70)	77	(140)
Income tax expense	3,058	974	4,198	1,066
Net income for the period	3,346	3,452	8,342	5,874
Net income attributable to MiX Telematics Limited stockholders	3,346	3,452	8,342	5,874
Net income attributable to non-controlling interest	—	—	—	—
Net income for the period	$3,346	$3,452	$8,342	$5,874

The following table sets forth, as a percentage of revenue, consolidated statement of income data:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2020	2019	2020
	(Percentage)
Total revenue	100.0%	100.0%	100.0%	100.0%
Total cost of revenue	33.9	33.3	33.8	32.3
Gross profit	66.1	66.7	66.2	67.7
Sales and marketing	8.6	7.9	9.2	8.9
Administration and other	39.9	44.0	40.3	46.4
Income from operations	17.6	14.8	16.7	12.4
Other (expense)/income	(0.1)	(0.2)	0.4	(0.3)
Net interest income/(expense)	—	(0.2)	0.1	(0.2)
Income tax expense	8.3	3.1	5.8	1.8
Net income for the period	9.2	11.3	11.4	10.1
Net income attributable to MiX Telematics Limited stockholders	9.2	11.3	11.4	10.1
Net income attributable to non-controlling interest	—	—	—	—
Net income for the period	9.2	11.3	11.4	10.1

Results of Operations for the Three Months Ended September 30, 2019 and 2020
Revenue

	Three Months Ended September 30,
	2019	2020	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$32,099	$27,623	(13.9)%	(7.0)%
Hardware and other revenue	4,562	3,325	(27.1)%	(23.9)%
	$36,661	$30,948	(15.6)%	(9.1)%

Our total revenue decreased by $5.7 million or 15.6%, from the second quarter of fiscal year 2020. The principal factors affecting our revenue contraction included:
•Subscription revenues decreased by 13.9% to $27.6 million, compared to $32.1 million for the second quarter of fiscal year 2020. Subscription revenues represented 89.3% of total revenues during the second quarter of fiscal year 2021. Subscription revenues decreased by 7.0% on a constant currency basis, year over year. The decline in constant currency subscription revenue was primarily due to the contraction in our subscriber base as a result of economic conditions attributable to the COVID-19 pandemic. From June 30, 2020 to September 30, 2020, our subscriber base contracted by 20,000 subscribers primarily due to significantly lower gross additions. Furthermore, we experienced fleet contraction in a number of key verticals such as the consumer and the leasing vertical which impacted both our subscriber-count and subscription revenue line.

The majority of our revenues and subscription revenues are derived from currencies other than the U.S. Dollar. Accordingly, the strengthening of the U.S. Dollar against these currencies (in particular against the South African Rand) following currency volatility arising from the economic disruption caused by COVID-19, has negatively impact our revenue and subscription revenues reported in U.S. Dollars. Compared to the second quarter of fiscal year 2020, the South African Rand weakened by 15.2% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R16.91 in the current quarter compared to an average of R14.68 during the second quarter of fiscal year 2020. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the second quarter of fiscal year 2021 led to a 6.9% reduction in reported U.S. Dollar subscription revenues.

•Hardware and other revenue decreased by $1.2 million, or 27.1%, from the second quarter of fiscal year 2020 primarily as a result of a global economic slowdown following the disruption caused by the COVID-19 pandemic. As shown in the table below, hardware and other revenue was lower across all geographical segments except for Africa which was $0.2 million higher.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the second quarter of fiscal year 2021 led to a 6.5% reduction in reported U.S. Dollar revenues.

A breakdown of third-party revenue by segment is shown in the table below:

	Three Months Ended September 30,
	2019	2020	2019	2020	2019	2020
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$19,306	$16,490	$17,868	$14,855	$1,438	$1,635
Americas	6,129	5,026	5,675	4,786	454	240
Europe	3,622	3,393	2,862	2,919	760	474
Middle East and Australasia	5,940	5,066	4,317	4,118	1,623	948
Brazil	1,636	956	1,350	928	286	28
CSO	28	17	27	17	1	—
Total	$36,661	$30,948	$32,099	$27,623	$4,562	$3,325

In the Africa segment, subscription revenue declined by $3.0 million, or 16.9%. On a constant currency basis, the contraction in subscription revenue was 5.0%. Subscribers have decreased by 3.4% since October 1, 2019. Hardware and other revenue increased by $0.2 million, or 13.7%. Total revenue declined by $2.8 million, or 14.6%. On a constant currency basis, the total revenue decline was 2.7%.
In the Americas segment, subscription revenue declined by $0.9 million, or 15.7% as a result of both a 9.7% decrease in subscribers since October 1, 2019 and as a result of economic conditions in the oil and gas vertical. Hardware and other revenue declined by $0.2 million, or 47.1%. Total revenue declined by $1.1 million, or 18.0%.

In the Europe segment, subscription revenue growth was $0.1 million, or 2.0%. On a constant currency basis, the decline in subscription revenue was 2.3%. Subscribers have increased by 0.7% since October 1, 2019. Total revenue decreased by $0.2 million, or 6.3%, due to a decrease in hardware and other revenues of $0.3 million compared to the three months ended September 30, 2019. Total revenue declined by 10.2% on a constant currency basis.
Subscription revenue in the Middle East and Australasia segment declined by $0.2 million or 4.6%. On a constant currency basis, the decline in subscription revenue was 7.0% following pricing concessions granted to customers as a result of economic conditions attributable to the COVID-19 pandemic. Subscribers have decreased by 0.2% since October 1, 2019. Hardware and other revenue declined by $0.7 million or 41.6%. Total revenue declined by $0.9 million or 14.7%. Total revenue in constant currency declined by 16.6%.
In the Brazil segment, subscription revenue declined by $0.4 million or 31.3%. On a constant currency basis, subscription revenue decreased by 6.8%. Subscribers have increased by 9.0% since October 1, 2019 which was offset by pricing concessions granted to customers as a result of economic conditions attributable to the COVID-19 pandemic. Hardware and other revenue declined by $0.3 million, or 90.2%. Total revenue declined by $0.7 million or 41.6%. On a constant currency basis, total revenue decreased by 20.8%.

Cost of Revenue

	Three Months Ended September 30,
	2019	2020
	(In thousands, except for percentages)
Cost of revenue - subscription	$9,417	$7,676
Cost of revenue - hardware and other	3,028	2,621

Gross profit	$24,216	$20,651
Gross profit margin	66.1%	66.7%
Gross profit margin - subscription	70.7%	72.2%
Gross profit margin - hardware and other	33.6%	21.2%
Compared to a decrease in total revenue of $5.7 million or 15.6%, cost of revenues decreased by $2.1 million, or 17.3%, from the second quarter of fiscal year 2020. This resulted in a higher gross profit margin of 66.7% in the second quarter of fiscal year 2021 compared to 66.1% in the second quarter of fiscal year 2020.
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 89.3% of total revenue in the second quarter of fiscal year 2021 compared to 87.6% in the second quarter of fiscal year 2020.
During the second quarter of fiscal year 2021, hardware and other margins were lower than in the second quarter of fiscal year 2020, mainly due to the geographical sales mix and the distribution channels. Hardware sales via our dealer channel generate lower gross margins.

Sales and Marketing

	Three Months Ended September 30,
	2019	2020
	(In thousands, except for percentages)
Sales and marketing	$3,148	$2,447
As a percentage of revenue	8.6%	7.9%

Sales and marketing costs decreased by $0.7 million, or 22.3%, from the second quarter of fiscal year 2020 to the second quarter of fiscal year 2021 against a 15.6% decrease in total revenue. The decrease in the second quarter of fiscal year 2021 was primarily as a result of savings of $0.4 million in employee costs and $0.2 million in travel costs. In the second quarter of fiscal year 2021, sales and marketing costs represented 7.9% of revenue compared to 8.6% of revenue in the second quarter of fiscal year 2020.
Administration and Other Expenses

	Three months ended September 30,
	2019	2020
	(In thousands, except for percentages)
Administration and other	$14,616	$13,631
As a percentage of revenue	39.9%	44.0%

Administration and other expenses decreased by $1.0 million, or 6.7%, from the second quarter of fiscal year 2020 to the second quarter of fiscal year 2021.

The decrease mainly relates to savings of $1.2 million in salaries and wages, bonuses of $0.6 million primarily due to the decline in subscription revenue as a result of COVID-19, travel costs of $0.2 million, offset by restructuring costs of $0.2 million and increases in expected credit loss provision of $0.5 million and other increases of $0.3 million, none of which were individually significant.

Taxation

	Three months ended September 30,
	2019	2020
	(In thousands, except for percentages)
Income tax expense	$3,058	$974
Effective tax rate	47.8%	22.0%

Taxation expense decreased by $2.1 million, or 68.2%. In the second quarter of fiscal year 2021, the income tax expense decreased due to lower profitability and also included a $0.3 million deferred tax credit on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Telematics Investments (Proprietary) Limited (“MiX Investments”), a wholly-owned subsidiary. During the second quarter of fiscal 2020, the income tax expense included a $1.3 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Investments. Ignoring the impact of net foreign exchange gains and losses net of tax, the tax rate which was used in determining non-GAAP net income, was 28.4% in the second quarter of fiscal year 2021 compared to 29.6% in the second quarter of fiscal year 2020.

Results of Operations for the Six Months Ended September 30, 2019 and 2020

Revenue

	Six Months Ended September 30,
	2019	2020	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$63,737	$53,498	(16.1)%	(6.6)%
Hardware and other revenue	9,207	4,947	(46.3)%	(43.0)%
	$72,944	$58,445	(19.9)%	(11.2)%

Our total revenue decreased by $14.5 million or 19.9%, from the first half of fiscal year 2020. The principal factors affecting our revenue contraction included:
•Subscription revenues decreased by 16.1% to $53.5 million, compared to $63.7 million for the first half of fiscal year 2020. Subscription revenues represented 91.5% of total revenues during the first half of fiscal year 2021. Subscription revenues decreased by 6.6% on a constant currency basis, year over year. The decline in constant currency subscription revenue was primarily due to the contraction in our subscriber base as a result of economic conditions attributable to the COVID-19 pandemic. From March 31, 2020 to September 30, 2020, our subscriber base contracted by 50,700 subscribers primarily due to significantly lower gross additions. Furthermore, we experienced fleet contraction in a number of key verticals such as the oil and gas vertical, consumer vertical and leasing vertical which impacted both our subscriber-count and subscription revenue line.

The majority of our revenues and subscription revenues are derived from currencies other than the U.S. Dollar. Accordingly, the strengthening of the U.S. Dollar against these currencies (in particular against the South African Rand) following currency volatility arising from the economic disruption caused by COVID-19, has negatively impacted our revenue and subscription revenues reported in U.S. Dollars. Compared to the first half of fiscal year 2020, the South African Rand weakened by 20.0% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R17.44 in the current six month period compared to an average of R14.53 during the first half of fiscal year 2020. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first half of fiscal year 2021 led to a 9.5% reduction in reported U.S. Dollar subscription revenues.

•Hardware and other revenue decreased by $4.3 million, or 46.3%, from the first half of fiscal year 2020 primarily as a result of a global economic slowdown following the disruption caused by the COVID-19 pandemic. As shown in the table below, hardware and other revenue was lower across all geographical segments.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first half of fiscal year 2021 led to an 8.7% reduction in reported U.S. Dollar revenues.
A breakdown of third-party revenue by segment is shown in the table below:

	Six Months Ended September 30,
	2019	2020	2019	2020	2019	2020
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$38,373	$31,014	$35,554	$28,778	$2,819	$2,236
Americas	12,677	9,356	11,337	8,961	1,340	395
Europe	6,966	6,377	5,649	5,769	1,317	608
Middle East and Australasia	11,824	9,656	8,578	7,999	3,246	1,657
Brazil	3,014	2,010	2,567	1,959	447	51
CSO	90	32	52	32	38	—
Total	$72,944	$58,445	$63,737	$53,498	$9,207	$4,947

In the Africa segment, subscription revenue declined by $6.8 million, or 19.1%. On a constant currency basis, the contraction in subscription revenue was 4.0% as a result of a 3.4% decrease in subscribers since October 1, 2019. Hardware and other revenue declined by $0.6 million, or 20.7%. Total revenue declined by $7.4 million, or 19.2%. On a constant currency basis, the total revenue decline was 4.6%.
In the Americas segment, subscription revenue declined by $2.4 million, or 21.0% as a result of both a 9.7% decrease in subscribers since October 1, 2019 and pricing concessions granted to customers as a result of economic conditions attributable to the COVID-19 pandemic. Hardware and other revenue declined by $0.9 million, or 70.5%. Total revenue declined by $3.3 million, or 26.2%.
In the Europe segment, subscription revenue growth was $0.1 million, or 2.1%. On a constant currency basis, the growth in subscription revenue was 1.1%. Subscribers have increased by 0.7% since October 1, 2019. Total revenue decreased by $0.6 million, or 8.5%, due to a decrease in hardware and other revenues of $0.7 million compared to the six months ended September 30, 2019. Total revenue declined by 9.4% on a constant currency basis.
Subscription revenue in the Middle East and Australasia segment declined by $0.6 million or 6.7%. On a constant currency basis, the decline in subscription revenue was 6.1% following pricing concessions granted to customers as a result of economic conditions attributable to the COVID-19 pandemic. Subscribers have decreased by 0.2% since October 1, 2019. Hardware and other revenue declined by $1.6 million or 49.0%. Total revenue declined by $2.2 million or 18.3%. Total revenue in constant currency declined by 17.8%.
In the Brazil segment, subscription revenue declined by $0.6 million or 23.7%. On a constant currency basis, subscription revenue increased by 3.9%. The increase was mainly due to an increase in subscribers of 9.0% since October 1, 2019 partially offset by pricing concessions granted to customers as a result of economic conditions attributable to the COVID-19 pandemic. Hardware and other revenue declined by $0.4 million, or 88.6%. Total revenue declined by $1.0 million or 33.3%. On a constant currency basis, total revenue decreased by 9.2%.

Cost of Revenue

	Six Months Ended September 30,
	2019	2020
	(In thousands, except for percentages)
Cost of revenue - subscription	$18,712	$15,025
Cost of revenue - hardware and other	5,961	3,850

Gross profit	$48,271	$39,570
Gross profit margin	66.2%	67.7%
Gross profit margin - subscription	70.6%	71.9%
Gross profit margin - hardware and other	35.3%	22.2%

Compared to a decrease in total revenue of $14.5 million or 19.9%, cost of revenues decreased by $5.8 million, or 23.5%, from the first half of fiscal year 2020. This resulted in a higher gross profit margin of 67.7% in the first half of fiscal year 2021 compared to 66.2% in the first half of fiscal year 2020.
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 91.5% of total revenue in the first half of fiscal year 2021 compared to 87.4% in the first half of fiscal year 2020.
During the first half of fiscal year 2021, hardware and other margins were lower than in the first half of fiscal 2020, mainly due to the geographical sales mix and the distribution channels. Hardware sales via our dealer channel generate lower gross margins.

Sales and Marketing

	Six Months Ended September 30,
	2019	2020
	(In thousands, except for percentages)
Sales and marketing	$6,729	$5,193
As a percentage of revenue	9.2%	8.9%

Sales and marketing costs decreased by $1.5 million, or 22.8%, from the first half of fiscal year 2020 to the first half of fiscal year 2021 against a 19.9% decrease in total revenue. The decrease in the first half of fiscal year 2021 was primarily as a result of savings of $0.7 million in employee costs, $0.2 million in bonuses, $0.4 million in travel costs and $0.1 million decrease in advertising spend. In the first half of fiscal year 2021, sales and marketing costs represented 8.9% of revenue compared to 9.2% of revenue in the first half of fiscal year 2020.
Administration and Other Expenses

	Six months ended September 30,
	2019	2020
	(In thousands, except for percentages)
Administration and other	$29,402	$27,122
As a percentage of revenue	40.3%	46.4%

Administration and other expenses decreased by $2.3 million, or 7.8%, from the first half of fiscal year 2020 to the first half of fiscal year 2021.
The decrease mainly relates to savings of $2.1 million in salaries and wages, bonuses of $1.1 million primarily due to the decline in subscription revenue as a result of COVID-19, travel costs of $0.4 million, and other decreases of $0.5 million, none of which were individually significant, offset by restructuring costs of $1.0 million and increases in the expected credit loss provision of $0.8 million.

Taxation

	Six months ended September 30,
	2019	2020
	(In thousands, except for percentages)
Income tax expense	$4,198	$1,066
Effective tax rate	33.5%	15.4%

Taxation expense decreased by $3.1 million, or 74.6%. In the first half of fiscal year 2021, the income tax expense decreased due to lower profitability and also included a $1.0 million deferred tax credit on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Investments. During the first half of fiscal 2020, the income tax expense included a $0.8 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Investments. Ignoring the impact of net foreign exchange gains and losses net of tax, the tax rate which was used in determining non-GAAP net income, was 29.0% in the first half of fiscal year 2021 as compared to 28.6% in the first half of fiscal 2020.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. Management believes that there have not been any significant changes in our critical accounting policies and estimates during the first half of fiscal year 2021 as compared to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2020, which we filed with the Securities and Exchange Commission on July 23, 2020.

Liquidity and Capital Resources
We believe that our cash and borrowings available under our credit facilities will be sufficient to meet our liquidity requirements for the foreseeable future. We have minimum liquidity risk due to the recurring nature of its income and the availability of the cash resources set out below.
The following tables provide a summary of our cash flows for each of the six months ended September 30, 2019 and 2020:

	Six Months Ended September 30,
	2019	2020
	(In thousands)
Net cash provided by operating activities	$14,566	$20,758
Net cash used in investing activities	(10,602)	(4,722)
Net cash used in financing activities	(10,767)	(941)
Net (decrease)/increase in cash and cash equivalents and restricted cash	(6,803)	15,095
Cash and cash equivalents, and restricted cash at beginning of the period	27,838	18,652
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(294)	887
Cash, and cash equivalents and restricted cash at the end of the period	$20,741	$34,634

We fund our operations, capital expenditure and acquisitions through cash generated from operating activities, cash on hand and our undrawn borrowing facilities.

It is currently our policy to pay regular dividends, and we consider such dividend payments on a quarter-by-quarter basis.
On May 23, 2017, our Board approved a share repurchase program of up to R270 million (equivalent of $15.9 million as of September 30, 2020) under which we may repurchase our ordinary shares, including ADSs. We expect any repurchases under this share repurchase program to be funded out of existing cash resources. During the six months ended September 30, 2020, there were no additional share repurchases. Refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended March 31, 2020, which we filed with the Securities and Exchange Commission on July 23, 2020, for information regarding our share repurchase program.

Operating Activities
Net cash provided by operating activities during the six months ended September 30, 2019 consisted of our cash generated from operations of $17.2 million, net interest received of $0.3 million and taxes paid of $2.9 million.

Net cash provided by operating activities during the six months ended September 30, 2020 increased to $20.8 million compared to $14.6 million in the six months ended September 30, 2019, which is primarily attributable to improved cash generated from operations of $5.1 million, lower net interest received of $0.2 million and decreased taxation paid of $1.3 million. The improved cash generated from operations is primarily as a result of improved working capital management of $9.6 million (specifically an improvement in accounts receivables of $10.8 million due to our improvement in management of receivables, foreign currency translation adjustments of $1.3 million and capitalized commissions of $1.0 million offset by accounts payables of $3.2 million and inventories of $0.2 million), offset by lower net income (after excluding non-cash charges) of $4.5 million.
Net cash provided by operating activities during the six months ended September 30, 2020 consisted of our cash generated from operations of $22.3 million, net interest received of $0.1 million and taxes paid of $1.6 million.

Investing Activities
Net cash used in investing activities in the six months ended September 30, 2019 was $10.6 million. Net cash used in investing activities during the six months ended September 30, 2019 primarily consisted of capital expenditures of $11.5 million and loans to external parties of $0.4 million. Capital expenditures during the six months included purchases of intangible assets of $2.6 million, and cash paid to purchase property and equipment of $8.9 million, which included in-vehicle devices of $8.4 million. Offset by proceeds on sale of property and equipment and intangible assets of $1.3 million.
Net cash used in investing activities in the six months ended September 30, 2020 decreased to $4.7 million from $10.6 million in the six months ended September 30, 2019. Net cash used in investing activities during the six months ended September 30, 2020 primarily consisted of capital expenditures of $4.8 million. Capital expenditures during the six months included purchases of intangible assets of $2.0 million and cash paid to purchase property and equipment of $2.8 million, which included in-vehicle devices of $2.6 million. The $5.8 million decline in in-vehicle device purchases during the six months ended September 30, 2020 is primarily due to lower sales activity following the disruption caused by the COVD-19 pandemic.
Financing Activities
In the six months ended September 30, 2019, the cash used in financing activities of $10.8 million primarily consisted of $8.2 million for the repurchase of ordinary shares, dividends paid of $3.1 million offset by facilities utilized of $0.5 million.
In the six months ended September 30, 2020, the cash used in financing activities of $1.0 million includes dividends paid of $2.5 million offset by proceeds of $0.8 million from the issue of ordinary shares in relation to the exercise of stock options and $0.7 from facilities utilized.
Credit Facilities
At September 30, 2020, our principal sources of liquidity were net cash balances of $30.6 million (consisting of cash and cash equivalents of $33.8 million less short-term debt (bank overdraft) of $3.2 million) and unutilized borrowing capacity of $3.1 million available through our credit facilities.
Our principal sources of credit are our facilities with Standard Bank Limited and Nedbank Limited. We have an overdraft facility of R64.0 million (equivalent of $3.8 million as of September 30, 2020), an unutilized working capital facility of R25.0 million (equivalent of $1.5 million as of September 30, 2020) and an unutilized vehicle and asset finance facility of R8.5 million (equivalent of $0.5 million as of September 30, 2020) with Standard Bank Limited that bear interest at South African Prime less 1.2%.
At September 30, 2020, $3.2 million was utilized under the overdraft facility. We use this facility as part of our foreign currency hedging strategy. We draw down on this facility in the applicable foreign currency in order to fix the exchange rate on existing balance sheet foreign currency exposure that we anticipate settling in that foreign currency. Our obligations under the overdraft facility with Standard Bank Limited are guaranteed by MiX Telematics Limited and our wholly-owned subsidiaries, MiX Telematics Africa Proprietary Limited and MiX Telematics International Proprietary Limited, and secured by a pledge of accounts receivable by MiX Telematics Limited and MiX Telematics International Proprietary Limited.
During fiscal year 2020, we entered into a R25.0 million (equivalent of $1.5 million as of September 30, 2020) working capital facility from Standard Bank Limited that bears interest at South African Prime less 0.25%. As of September 30, 2020, the facility was undrawn. We use this facility for working capital purposes in our Africa operations.
During fiscal year 2014, we entered into a R10.0 million (equivalent of $0.6 million as of September 30, 2020) facility from Nedbank Limited that bears interest at South African Prime less 2%. As of September 30, 2020, the facility was undrawn. We use this facility for working capital purposes in our Africa operations.
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

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act) as of September 30, 2020. Based on that evaluation, we concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for fiscal year ended March 31, 2020. The material weakness related to the ineffective design and operation of the financial statement close and reporting controls in areas of management review of financial statement information and independent review of journal entries in our Africa operating segment.
Remediation

As described in “Item 9A. Controls and Procedures” in Part II of our Annual Report for the fiscal year ended March 31, 2020, we began implementing a remediation plan to address the material weakness mentioned above. This plan includes:
•Investigating and understanding the root causes of the control weakness that resulted in the material weakness;
•The development and refinement of policies and procedures to enhance the precision of management review of financial information;
•Review and updating of risk and control matrices;
•Updating management review control descriptions;
•Developing and adopting guidelines regarding the control documentation requirements; and
•Review the capabilities and capacity of the financial teams in the respective reporting segments and align roles and responsibilities accordingly.

We have already updated the configuration of the journal workflow in the ERP system to enforce independent review and release of journal entries and have reinforced the procedures and controls for the independent review of journal entries.

Management will continue to reassess and test the design and operating effectiveness of controls. The material weakness will not be considered remediated, until applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect the remediation of this material weakness to be completed prior to the end of fiscal year 2021.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
Other than the changes intended to remediate the material weakness noted above, there were no changes in controls for the period covered by this Quarterly Report on Form 10-Q to our internal control over financial reporting that has affected, or are reasonably expected to materially affect our controls over financial reporting. We have not experienced any material impact on our internal controls over financial reporting despite the fact that some of our employees continue working remotely due to the COVID-19 pandemic. We continue to assess and monitor the COVID-19 situation, the impact thereof on our operations and financial results and on the controls over financial reporting.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material developments in our legal proceedings since we filed our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020. Refer to “Part II. Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 and “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 for additional information regarding legal proceedings.

Item 1A. Risk Factors

As of September 30, 2020, there have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, except for the following risk factor under the heading “Risks Related to Our Business” and replaced in its entirety with the following:

Risks Related to Our Business

The extent to which the coronavirus (“COVID-19”) outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

The global impact of the COVID-19 outbreak and measures taken to reduce the spread of the virus have had an adverse effect on the global macroeconomic environment and have significantly increased economic uncertainty and reduced economic activity. Governments globally, including the foreign jurisdictions in which we have offices, have declared a state of emergency related to the spread of COVID-19. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders, and business limitations and shutdowns. Although governments around the globe have taken steps to mitigate some of the more severe economic effects of the virus and the impact of the outbreak on the economic activity globally is unfolding, there can be no assurance that such steps will be effective or achieve their desired results in a timely and sustainable manner or at all.

Nearly all of our employees were required to work remotely, with the exception of our staff working in our monitoring centers, which were classified as an essential service. Some employees have subsequently returned to our offices; however, a number of employees continue to work from home. In addition, we have modified certain business and workforce practices (including suspension of the majority of business travel and cancellation of physical participation in meetings, events and conferences) and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, in which case our employees or other individuals may become sick, our ability to perform critical functions could be harmed, and we may be unable to respond to some of the needs of our global business. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We continue to monitor the design and effectiveness of internal controls, taking into account that employees may be working remotely. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers and other business counterparties.

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

In particular, we may experience reduced revenues and/or financial losses as a result of a number of operational factors, including:

•Customer pricing pressure, payment term extensions, contract amendments and insolvency risk – As our customers face reduced demand for their products and services, reduce their business activity and face increased financial pressure on their businesses, we have faced downward pressure on our pricing and gross margins as a result of making pricing concessions to customers. In addition, in response to the requests of some of our customers, we have granted extended payment terms. We expect that some of our customers will continue to make such requests, which may have an adverse effect on our cash flows from operations. We may also face a significantly elevated risk of customer insolvency, bankruptcy or liquidity challenges, which may result in a failure to be paid for services we have performed and expenses we have incurred, which could in turn result in us having to take a charge in the period in which the related receivable was written down or written off.

•Reduced customer demand for services – As a result of the pandemic’s impact on our customers, we have experienced reduced demand for our services. Among other things, our customers have postponed, canceled or scaled back existing and potential projects with us.

•Increased costs – We face increased costs from the pandemic, including as a result of mitigation efforts such as enabling increased work-from-home capabilities and additional health and safety measures.

•Diversion of and strain on management and other corporate resources – Addressing the significant personal and business challenges presented by the pandemic, including various business continuity measures and the need to enable work-from-home arrangements for our employees, has demanded significant management time and attention and strained other corporate resources, and is expected to continue to do so. Among other things, this may adversely impact our recruitment and retention, our customers and employee development and our ability to execute our strategy and various transformation initiatives and may increase our exposure to security breaches or cyberattacks.

In addition, the impact of COVID-19 on the global financial markets has resulted in, and may continue to result in, significant economic volatility and uncertainty in U.S. and international financial markets, which could adversely affect our access to capital markets and investment activity, negatively impacting the availability of capital, the terms and conditions of financing arrangements and the related costs of such financing. This could result in situations where financing may not be available to us at all, or at terms formerly available to us.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 and the measures taken in response thereto may have on our business, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impact on our business, the countries in which we operate and in which our customers do business, or the global economy as a whole. The nature of the crisis, the public health measures to contain it, and the economic impact are all developing rapidly, and they vary among the different jurisdictions where we and our customers operate. We continue to monitor the effects of the outbreak on our business, results of operations, financial condition and liquidity as well as on our risk factors and the effectiveness of the control environment.

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

Date: November 6, 2020