Form 10-Q
period 2020-12-31
MiX Telematics Ltd
filed 2021-02-04
CIK 1576914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

or

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

As of January 15, 2021, the registrant had 605,136,339 ordinary shares, of no par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2020	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$17,953	$43,999
Restricted cash	699	780
Accounts receivables, net of allowances for doubtful accounts of $3.6 million and $5.9 million, respectively	24,100	19,483
Inventory, net	3,271	3,476
Prepaid expenses and other current assets	7,375	7,789
Total current assets	53,398	75,527
Property and equipment, net	30,019	26,514
Goodwill	37,923	44,388
Intangible assets, net	15,007	18,585
Deferred tax assets	3,108	3,992
Other assets	4,200	4,543
Total assets	$143,655	$173,549
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,367	$2,892
Accounts payables	5,251	4,511
Accrued expenses and other liabilities	14,839	21,517
Deferred revenue	5,077	7,670
Total current liabilities	27,534	36,590
Deferred tax liabilities	11,436	8,448
Long-term accrued expenses and other liabilities	5,660	5,389
Total liabilities	44,630	50,427
Commitments and contingencies
Stockholders’ equity:
MiX Telematics Limited stockholders’ equity
Preferred stock: 100 million shares authorized but not issued	—	—
Common stock: 600.9 million and 605.1 million no-par value shares issued and outstanding as of March 31, 2020 and December 31, 2020, respectively	66,522	67,376
Less treasury stock at cost: 54 million shares as of March 31, 2020 and December 31, 2020	(17,315)	(17,315)
Retained earnings	67,482	75,381
Accumulated other comprehensive (loss)/income	(11,070)	3,314
Additional paid-in capital	(6,599)	(5,639)
Total MiX Telematics Limited stockholders’ equity	99,020	123,117
Non-controlling interest	5	5
Total stockholders’ equity	99,025	123,122

Total liabilities and stockholders’ equity	$143,655	$173,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2020	2019	2020
Revenue
Subscription	$32,362	$29,072	$96,099	$82,570
Hardware and other	4,107	5,032	13,314	9,979
Total revenue	36,469	34,104	109,413	92,549
Cost of revenue
Subscriptions	10,078	8,889	28,790	23,914
Hardware and other	2,842	3,915	8,803	7,765
Total cost of revenue	12,920	12,804	37,593	31,679
Gross profit	23,549	21,300	71,820	60,870
Operating expenses
Sales and marketing	3,481	2,882	10,210	8,075
Administration and other	14,895	13,384	44,297	40,506
Total operating expenses	18,376	16,266	54,507	48,581
Income from operations	5,173	5,034	17,313	12,289
Other (expense)/income	(178)	(95)	145	(270)
Net interest (expense)/income	(20)	58	57	(82)
Income before income tax expense	4,975	4,997	17,515	11,937
Income tax benefit/(expense)	119	936	(4,079)	(130)
Net income	5,094	5,933	13,436	11,807
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income attributable to MiX Telematics Limited	$5,094	$5,933	$13,436	$11,807

Net income per ordinary share
Basic	$0.01	$0.01	$0.02	$0.02
Diluted	$0.01	$0.01	$0.02	$0.02

Net income per American Depository Share
Basic	$0.23	$0.27	$0.60	$0.54
Diluted	$0.23	$0.26	$0.59	$0.53

Ordinary shares
Weighted average	550,133	551,106	555,635	548,752
Diluted weighted average	562,412	559,845	570,531	559,172

American Depository Shares
Weighted average	22,005	22,044	22,225	21,950
Diluted weighted average	22,496	22,394	22,821	22,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2020	2019	2020
Net income	$5,094	$5,933	$13,436	$11,807
Other comprehensive income
Foreign currency translation adjustments, net of tax	5,802	10,739	1,956	14,384
Total comprehensive income	10,896	16,672	15,392	26,191
Less: Total comprehensive income attributable to non-controlling interest	—	—	—	—
Total comprehensive income attributable to MiX Telematics Limited	$10,896	$16,672	$15,392	$26,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended December 31, 2019 and 2020
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of October 1, 2019	603,936	$68,200	$(17,449)	$(1,753)	$(6,445)	$67,757	$110,310	$5	$110,315
Net income	—	—	—	—	—	5,094	5,094	—	5,094
Other comprehensive loss	—	—	—	5,802	—	—	5,802	—	5,802
Issuance of common stock in relation to stock options and SARs exercised	38	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	(20)	—	(20)	—	(20)
Dividends of 4 South African cents (0.3 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,533)	(1,533)	—	(1,533)
Ordinary shares repurchased and not yet cancelled	—	(83)	—	—	—	—	(83)	—	(83)
Purchase of treasury stock	—	—	34	—	—	—	34	—	34
Balance as of December 31, 2019	603,974	$68,117	$(17,415)	$4,049	$(6,465)	$71,318	$119,604	$5	$119,609

Balance as of October 1, 2020	604,880	$67,347	$(17,315)	$(7,425)	$(6,005)	$70,846	$107,448	$5	$107,453
Net income	—	—	—	—	—	5,933	5,933	—	5,933
Other comprehensive income	—	—	—	10,739	—	—	10,739	—	10,739
Issuance of common stock in relation to stock options and SARs exercised	256	29	—	—	—	—	29	—	29
Stock-based compensation	—	—	—	—	366	—	366	—	366
Dividends of 4 South African cents (0.3 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,398)	(1,398)	—	(1,398)
Balance as of December 31, 2020	605,136	$67,376	$(17,315)	$3,314	$(5,639)	$75,381	$123,117	$5	$123,122

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended December 31, 2019 and 2020
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of April 1, 2019	601,948	$68,200	$(9,227)	$2,115	$(6,902)	$62,750	$116,936	$5	$116,941
Adjustment on initial application of ASC 326, net of tax	—	—	—	(22)	—	(240)	(262)	—	(262)
Net income	—	—	—	—	—	13,436	13,436	—	13,436
Other comprehensive income	—	—	—	1,956	—	—	1,956	—	1,956
Issuance of common stock in relation to stock options and SARs exercised	2,026	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	437	—	437	—	437
Dividends declared	—	—	—	—	—	(4,628)	(4,628)	—	(4,628)
Ordinary shares repurchased and not yet cancelled	—	(83)	—	—	—	—	(83)	—	(83)
Purchase of treasury stock	—	—	(8,188)	—	—	—	(8,188)	—	(8,188)
Balance as of December 31, 2019	$603,974	$68,117	$(17,415)	$4,049	$(6,465)	$71,318	$119,604	$5	$119,609

Balance as of April 1, 2020	600,934	$66,522	$(17,315)	$(11,070)	$(6,599)	$67,482	$99,020	$5	$99,025
Net income	—	—	—	—	—	11,807	11,807	—	11,807
Other comprehensive income	—	—	—	14,384	—	—	14,384	—	14,384
Issuance of common stock in relation to stock options and SARs exercised	4,202	854	—	—	—	—	854	—	854
Stock-based compensation	—	—	—	—	960	—	960	—	960
Dividends declared	—	—	—	—	—	(3,908)	(3,908)	—	(3,908)
Balance as of December 31, 2020	605,136	$67,376	$(17,315)	$3,314	$(5,639)	$75,381	$123,117	$5	$123,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2019	2020
Cash flows from operating activities
Cash generated from operations	$24,858	$33,156
Interest received	571	496
Interest paid	(173)	(281)
Income tax paid	(3,378)	(2,437)
Net cash provided by operating activities	21,878	30,934

Cash flows from investing activities
Acquisition of property and equipment – in-vehicle devices	(12,955)	(2,957)
Acquisition of property and equipment – other	(629)	(264)
Proceeds from the sale of property and equipment	1,321	—
Acquisition of intangible assets	(4,010)	(2,968)
Loans to external parties	(349)	—
Net cash used in investing activities	(16,622)	(6,189)

Cash flows from financing activities
Proceeds from issuance of ordinary shares in relation to stock options exercised	—	854
Cash paid for ordinary shares repurchased	(8,188)	—
Cash paid on dividends to MiX Telematics Limited stockholders	(4,615)	(3,901)
Movement in short-term debt	1,815	428
Net cash used in financing activities	(10,988)	(2,619)

Net (decrease)/increase in cash and cash equivalents, and restricted cash	(5,732)	22,126
Cash and cash equivalents, and restricted cash at beginning of the period	27,838	18,652
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	309	4,001
Cash and cash equivalents, and restricted cash at end of the period	$22,415	$44,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Summary of Significant Accounting Policies

Nature of the Business

MiX Telematics Limited (the “Company”) is a leading global provider of fleet and mobile asset management solutions delivered as Software-as-a-Service (“SaaS”). The Company’s solutions provide enterprise fleets, small fleets and consumers with solutions for safety, efficiency, risk and security.

The Company is incorporated and domiciled in South Africa, with the principal executive office in Boca Raton, Florida.

Basis of preparation and consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, which are necessary for a fair statement of the results of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

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

As of December 31, 2020, the global outbreak of COVID-19 has had and, we believe, will continue to have an adverse impact on global economies and financial markets. We have taken into account the impact of COVID-19, to the extent possible, on our financial statements. However, future changes in economic conditions related to COVID-19 could have an impact on future estimates and judgements used, particularly those relating to goodwill sensitivities and impairment assessments.

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

To provide services to customers, a device is required, which collects and transmits information collected from the vehicle or other asset. Fleet customers may also obtain other items of hardware, virtually all of which are functionally-dependent on the device. Some customers obtain control of the device and other hardware (where legal title transfers to the customer); while other customers do not (where legal title remains with the Company). A contract arises on the acceptance of a customer’s purchase order, which is typically executed in writing.

Contract modifications
As a result of the adverse impact that the COVID-19 pandemic has had on certain of the Company’s customers, various pricing concessions relating to subscriptions, in the form of payment holidays and discounts on monthly billings, were granted during the nine months ended December 31, 2020. These pricing concessions were accounted for as contract modifications under ASC 606 Revenue from Contracts with Customers (“ASC 606”), which had the effect of reducing the transaction prices allocated to the remaining distinct performance obligations in the contracts. Accordingly, the effect of the pricing concessions is being recognized as those remaining subscription services are provided. A contract asset of $0.7 million, representing amounts that will only be billed in future periods, was recognized as of December 31, 2020, and is included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.

Contract liabilities
When customers are invoiced in advance for subscription services that will be provided over periods of more than one month, or pay in advance of service periods of more than one month, contract liabilities are recorded. Deferred revenue as of March 31, 2020 and December 31, 2020 was $5.1 million and $7.7 million, respectively. During the quarter ended December 31, 2019 and December 31, 2020, revenue of $0.5 million and $0.7 million, respectively, was recognized which was included in the deferred revenue balances at the beginning of each quarter. Revenue of $3.2 million and $2.4 million was recognized for the nine months ended December 31, 2019 and December 31, 2020, respectively, which had been included in deferred revenue balances at the beginning of each such financial year.

Contract acquisition costs
Commissions payable to sales employees and external third parties which are incurred to acquire contracts are capitalized and amortized, unless the amortization period is 12 months or less, in which instance they are expensed immediately. Deferred commissions were $3.6 million and $3.8 million as of March 31, 2020 and December 31, 2020, respectively, and are included in Other assets on the Condensed Consolidated Balance Sheet.

The following is a summary of the amortization expense recognized (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2020	2019	2020
Amortization recognized during the period:	$(909)	$(877)	$(2,583)	$(2,352)
–Cost of revenue (external commissions)	(639)	(636)	(1,841)	(1,684)
–Sales and marketing (internal commissions)	(270)	(241)	(742)	(668)

3. Credit risk related to accounts receivables

The movements in the allowance for doubtful accounts are as follows (in thousands):

	Nine Months Ended December 31,
	2019	2020
Balance at April 1	$3,019	$3,602
Bad debt provision	2,218	3,085
Write-offs, net of recoveries	(1,701)	(1,543)
Foreign currency translation differences	83	746
Balance at December 31	$3,619	$5,890

Overview of the Company’s exposure to credit risk from customers

The maximum exposure to credit risk at the reporting date is the carrying value of each receivable and loan to external parties, net of impairment losses where relevant. Other than 14% of the gross receivable balance relating to three debtors as of December 31, 2020 (as of March 31, 2020: 15% of the gross receivable balance relating to four debtors), the Company has no significant concentration of credit risk, due to its spread of customers across various operations and geographical locations.

The Company does not hold any collateral as security.

Net accounts receivables as of March 31, 2020 and December 31, 2020 of $2.9 million and $2.0 million, respectively, are pledged as security for the Company’s overdraft facilities.

4. Property and equipment

Property and equipment comprises owned and right of use assets. The Company leases many assets including property, vehicles, machinery and IT equipment.

The cost and accumulated depreciation of owned equipment are as follows (in thousands):

	March 31, 2020	December 31, 2020
Owned equipment
Equipment, vehicles and other	$6,114	$7,279
In-vehicle devices	52,824	55,559
Less: accumulated depreciation and impairments	(35,397)	(42,780)
Owned equipment, net	$23,541	$20,058

Total depreciation expense related to owned equipment during the three months ended December 31, 2019 and 2020 was $3.9 million and $3.1 million, respectively. Depreciation relating to owned equipment was $10.6 million and $8.9 million during the nine months ended December 31, 2019 and 2020, respectively. Depreciation expense related to in-vehicle devices is included in subscription cost of revenue.

The cost and accumulated depreciation of right-of-use property and equipment are as follows (in thousands):

	March 31, 2020	December 31, 2020
Right-of-use assets
Property	$7,724	$8,802
Equipment, vehicles and other	250	205
Less: accumulated depreciation	(1,496)	(2,551)
Right of use property and equipment, net	$6,478	$6,456

5. Intangible assets

Intangible assets comprise the following (in thousands):

		As of March 31, 2020			As of December 31, 2020
	Useful life (in years)	Gross Carrying amount	Accumulated amortization	Net	Gross Carrying amount	Accumulated amortization	Net
Patents and trademarks	3 - 20	$76	$(45)	$31	$96	$(61)	$35
Customer relationships	2 - 15	2,600	(2,068)	532	2,644	(2,175)	469
Internal-use software, technology and other	1 - 18	26,508	(12,064)	14,444	35,168	(17,087)	18,081
Total		$29,184	$(14,177)	$15,007	$37,908	$(19,323)	$18,585

For the three months ended December 31, 2019 and 2020, amortization expense of $1.0 million, and $1.0 million was recognized, respectively. Amortization expense was $2.9 million, and $2.6 million for the nine months ended December 31, 2019 and 2020, respectively.

6. Accrued expenses and other liabilities

Accrued expenses comprise the following (in thousands):

	March 31, 2020	December 31, 2020
Current:
Product warranties	$601	$638
Maintenance	357	632
Employee-related accruals	5,296	5,941
Lease liabilities	1,094	1,498
Accrued income tax payable	736	3,312
Commissions	1,257	1,898
Other accruals	5,498	7,598
Total current	$14,839	$21,517

Non-current:
Lease liabilities	$5,413	$5,126
Other liabilities	247	263
Total non-current	$5,660	$5,389

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

	Nine Months Ended December 31,
	2019	2020
Product warranties
Balance at April 1	$777	$616
Statement of Income charge	187	80
Utilized	(338)	(155)
Foreign currency translation difference	12	113
Balance at December 31	$638	$654
Non-current portion (included in other liabilities)	$15	$16
Current portion	$623	$638

7. Income taxes

Our income tax provision reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 23.3% for the nine months ended December 31, 2019 compared to 1.1% for the nine months ended December 31, 2020. Our effective tax rate was negative 2.4% for the three months ended December 31, 2019 compared to negative 18.7% for the three months ended December 31, 2020. Ignoring the impact of foreign exchange gains and losses net of tax, the effective tax rate for the nine months ended December 31, 2019 and 2020, was 27.8% and 31.3%, respectively, and for the three months ended December 31, 2019 and 2020, was 25.9% and 34.3%, respectively.

8. Earnings per share

Basic
Basic earnings per share is calculated by dividing the income attributable to ordinary shareholders of the parent by the weighted average number of ordinary shares in issue during the period.

The net income and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2020	2019	2020
Numerator (basic)
Net income attributable to ordinary shareholders	$5,094	$5,933	$13,436	$11,807
Denominator (basic)
Weighted-average number of ordinary shares in issue	550,133	551,106	555,635	548,752
Basic earnings per share	$0.01	$0.01	$0.02	$0.02

American Depository Shares*:
Net income attributable to ordinary shareholders	$5,094	$5,933	$13,436	$11,807
Weighted-average number of American Depository Shares in issue	22,005	22,044	22,225	21,950
Basic earnings per American Depository share	$0.23	$0.27	$0.60	$0.54
*One American Depository Share is the equivalent of 25 ordinary shares.

Diluted
Diluted earnings per share is calculated by dividing the diluted income attributable to ordinary shareholders by the diluted weighted average number of ordinary shares in issue during the period. Stock options, stock appreciation rights, performance shares and restricted share units granted to employees under the TeliMatrix Group Executive Incentive Scheme and the MiX Telematics Long-Term Incentive Plan (“LTIP”) are considered to be potential ordinary shares. They have been included in the determination of diluted earnings per share if the required performance condition (if applicable) would have been met based on the performance up to the reporting date, and to the extent to which they are dilutive.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2020	2019	2020
Numerator (diluted)
Diluted net income attributable to ordinary shareholders	$5,094	$5,933	$13,436	$11,807
Denominator (diluted)
Weighted-average number of ordinary shares in issue	550,133	551,106	555,635	548,752
Adjusted for:
– potentially dilutive effect of stock appreciation rights	10,785	8,080	13,167	9,038
– potentially dilutive effect of stock options and restricted share units	1,494	659	1,729	1,382
Diluted-weighted average number of ordinary shares in issue	562,412	559,845	570,531	559,172
Diluted earnings per share	$0.01	$0.01	$0.02	$0.02

American Depository Shares*:
Diluted net income attributable to ordinary shareholders	$5,094	$5,933	$13,436	$11,807
Diluted weighted-average number of American Depository Shares in issue	22,496	22,394	22,821	22,367
Diluted earnings per American Depository share	$0.23	$0.26	$0.59	$0.53
*One American Depository Share is the equivalent of 25 ordinary shares.

9. Segment information

The Company has 6 reportable segments, which are based on the geographical location of the 5 Regional Sales Offices (“RSOs”) and also includes the Central Services Organization (“CSO”). CSO is the central services organization that wholesales products and services to RSOs which, in turn, interface with our end-customers, distributors and dealers. CSO is also responsible for the development of hardware and software platforms and provides common marketing, product management, technical and distribution support to each of the other reportable segments. CSO is a reportable segment because it produces discrete financial information which is reviewed by the chief operating decision maker (“CODM”) and has the ability to generate external revenues.

The CODM has been identified collectively as the executive committee and the Chief Executive Officer who make strategic decisions. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses net income, determined under International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board, as a starting point.

Segment assets are not disclosed because such information is not reviewed by the CODM.

The following table provides revenue and Segment Adjusted EBITDA (in thousands):

	Three Months Ended December 31, 2019
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$17,936	$1,247	$19,183	$8,578
Europe	3,010	885	3,895	1,513
Americas	5,573	448	6,021	2,422
Middle East and Australasia	4,460	1,399	5,859	2,703
Brazil	1,355	127	1,482	581
Total Regional Sales Offices	32,334	4,106	36,440	15,797
Central Services Organization	28	1	29	(2,709)
Total Segment Results	$32,362	$4,107	$36,469	$13,088

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Three Months Ended December 31, 2020
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$16,205	$1,858	$18,063	$8,407
Europe	3,116	1,305	4,421	1,718
Americas	4,582	236	4,818	1,332
Middle East and Australasia	4,174	1,596	5,770	2,516
Brazil	978	27	1,005	347
Total Regional Sales Offices	29,055	5,022	34,077	14,320
Central Services Organization	17	10	27	(1,836)
Total Segment Results	$29,072	$5,032	$34,104	$12,484

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Nine Months Ended December 31, 2019
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$53,490	$4,066	$57,556	$25,520
Europe	8,659	2,202	10,861	3,951
Americas	16,910	1,788	18,698	7,786
Middle East and Australasia	13,038	4,645	17,683	8,271
Brazil	3,922	574	4,496	1,875
Total Regional Sales Offices	96,019	13,275	109,294	47,403
Central Services Organization	80	39	119	(7,884)
Total Segment Results	$96,099	$13,314	$109,413	$39,519

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Nine Months Ended December 31, 2020
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$44,983	$4,094	$49,077	$22,901
Europe	8,885	1,913	10,798	4,556
Americas	13,543	631	14,174	4,910
Middle East and Australasia	12,173	3,253	15,426	6,839
Brazil	2,937	78	3,015	1,120
Total Regional Sales Offices	82,521	9,969	92,490	40,326
Central Services Organization	49	10	59	(5,373)
Total Segment Results	$82,570	$9,979	$92,549	$34,953

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

A reconciliation of the segment results to income before income tax expense is disclosed below (in thousands).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2020	2019	2020
Segment Adjusted EBITDA	$13,088	$12,484	$39,519	$34,953
Corporate and consolidation entries	(2,111)	(2,253)	(6,088)	(7,090)
Operating lease costs (1)	(476)	(423)	(1,203)	(1,214)
Product development costs (2)	(376)	(262)	(1,066)	(776)
Depreciation and amortization	(4,830)	(4,099)	(13,483)	(11,563)
Impairment of long-lived assets	—	(6)	—	(7)
Stock-based compensation costs	(144)	(366)	(433)	(960)
(Increase)/decrease in restructuring costs (3)	—	(31)	1	(1,028)
Net profit/(loss) on sale of property and equipment	17	—	373	(8)
Net foreign exchange losses	(173)	(105)	(162)	(288)
Net interest (expense)/income	(20)	58	57	(82)
Income before income tax expense for the period	$4,975	$4,997	$17,515	$11,937

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

3.For the nine months ended December 31, 2020, $0.6 million, $0.2 million, $0.1 million and $0.1 million of the restructuring costs related to the CSO, Africa, North America and Middle East and Australasia reporting segments, respectively.

No single customer accounted for 10% or more of the Company’s total revenue for the three or nine months ended December 31, 2019 and 2020. No single customer accounted for 10% or more of the Company’s accounts receivables as of March 31, 2020 or December 31, 2020.

10. Stock-based compensation plan

The Company has issued share incentives under two equity-classified incentive plans, the TeliMatrix Group Executive Incentive Scheme and the LTIP, to directors and certain key employees within the Company. Since the introduction of the LTIP during 2014, no further awards have been made in terms of the TeliMatrix Group Executive Incentive Scheme.

The LTIP provides for three types of grants to be issued, namely performance shares, restricted share units (“RSUs”) or stock appreciation rights (“SARs”).

As of December 31, 2020, there were 47,090,000 shares reserved for future issuance under the LTIP.

The total stock-based compensation expense recognized during the three months ended December 31, 2019 and 2020 was $0.1 million and $0.4 million, respectively. Total stock-based compensation expense recognized during the nine months ended December 31, 2019 and 2020 was $0.4 million and $1.0 million, respectively.

Stock appreciation rights granted under the LTIP

The following table summarizes the activities for the unvested SARs:

	Number of SARs	Weighted- Average Award Price in U.S. Cents*	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2020	32,943,750	36
Granted	11,200,000	40
Exercised	(1,400,470)	22
Forfeited	(890,155)	16
Outstanding as of December 31, 2020	41,853,125	37	3.52

Vested and expected to vest as of December 31, 2020	40,398,438	37	2.72	5,478
Vested as of December 31, 2020	12,759,375	23	1.54	3,196

As of December 31, 2020, there was $2.5 million of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 4.4 years.

Share Options

During the nine months ended December 31, 2020, the remaining 3,500,000 share options under the Telimatrix Group Executive Incentive Scheme were exercised by the group executives at an award price of 28 U.S. cents* per share.

* The award price was denominated in South African cents. U.S. currency amounts are based on a ZAR:USD exchange rate of R14.648 as of December 31, 2020.

Restricted share units granted under the LTIP

Under the LTIP, RSUs may be issued to certain directors and key employees. The scheme rules allow for a maximum of 2 million RSUs to be granted in any financial year and for a maximum of 12 million RSUs to be granted in aggregate over the life of the plan.

2 million time-based RSUs were granted for the first time under the scheme on June 1, 2020, and will vest in tranches of 50% per annum, commencing on the second anniversary of the grant date. Vesting is conditional upon remaining employed with the Company. Management estimates forfeiture to be approximately 5%. Settlement will take place in the Company’s shares. The Company has no legal or constructive obligation to settle the RSUs in cash. The weighted average grant date fair value per RSU granted was 35 U.S. cents**. The grant date fair value was determined by deducting the present value of expected dividends to be paid per share prior to vesting from the closing market price of the Company’s shares on the grant date. The unrecognized compensation cost related to unvested RSUs as of December 31, 2020 was $0.5 million, which will be recognized over a weighted average period of 2.25 years.

**U.S. currency amounts are based on a ZAR:USD exchange rate of R14.648 as of December 31, 2020.

11. Debt

The Company and its subsidiaries have unlimited borrowing capacity as specified in their respective Memorandums of Incorporation.

As of March 31, 2020 and December 31, 2020, debt comprised bank overdrafts of $2.4 million and $2.9 million, respectively. Net accounts receivables as of March 31, 2020 and December 31, 2020 of $2.9 million and $2.0 million, respectively, are pledged as security for the Company’s overdraft facilities.

Details of undrawn facilities are shown below:

	Interest rate	March 31, 2020	December 31, 2020
Undrawn borrowing facilities at floating rates include:
– Standard Bank Limited:
Overdraft	SA Prime* less 1.2%	$1,204	$1,477
Vehicle and asset finance	SA Prime* less 1.2%	474	580
Working capital facility	SA Prime* less 0.25%	1,395	1,707
– Nedbank Limited overdraft	SA Prime* less 2%	558	683
		$3,631	$4,447
*South African prime interest rate

As of March 31, 2020 and December 31, 2020, the prime interest rate was 8.75% and 7.00%, respectively. The Standard Bank Limited and Nedbank Limited facilities have no fixed renewal date and are repayable on demand. The facility from Nedbank Limited is unsecured.

12. Restructuring costs

During the nine months ended December 31, 2020, the Company incurred $1.0 million of restructuring costs, as a result of measures to minimize the adverse economic and business effect of the COVID-19 pandemic and to re-align resources with the Company’s current business outlook and cost structure. The restructuring costs comprised employee termination benefits. $0.6 million, $0.2 million, $0.1 million and $0.1 million of the restructuring costs for the nine months ended December 31, 2020, related to the CSO, Africa, North America and Middle East and Australasia reporting segments, respectively. As of December 31, 2020, all of the restructuring costs had been paid. No significant restructuring costs were incurred during the three months ended December 31, 2020. Restructuring costs are included in Administration and other expenses in the Condensed Consolidated Statement of Income.

13. Contingencies

Service agreement

In terms of an amended network services agreement with Mobile Telephone Networks Proprietary Limited (“MTN”), MTN is entitled to claw back payments from MiX Telematics Africa Proprietary Limited, a subsidiary of the Company, in the event of early cancellation of the agreement or certain base connections not being maintained over the term of the agreement. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2020 and December 31, 2020 was $1.9 million and $2.2 million, respectively. No loss is considered probable under this arrangement.

Competition Commission of South Africa matter

On April 15, 2019 the Competition Commission of South Africa (“Commission”) referred a matter to the Competition Tribunal of South Africa (“Tribunal”). The Commission contends that the Company and a number of its channel partners have engaged in market division. Should the Tribunal rule against MiX Telematics, the Company may be liable to an administrative penalty in terms of the Competition Act, No. 89 of 1998. The Company had cooperated fully with the Commission during its preliminary investigation. We cannot predict the timing of a resolution or the ultimate outcome of the matter, however, the Company and its external legal advisers continue to believe that we have consistently adhered to all applicable laws and regulations and that the referral from the Commission is without merit. We have therefore not made any provisions for this matter as we do not believe that an outflow of economic resources is probable.

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

14. Subsequent events

Other than the item below, the directors are not aware of any matter material or otherwise arising since December 31, 2020 and up to the date of this report, not otherwise dealt with herein.

Dividend declared
The Board of Directors declared, in respect of the three months ended December 31, 2020, a dividend of 4 South African cents per ordinary share and 1 South African Rand per ADS, which will be paid to ADS holders on March 9, 2021 to shareholders on record as of the close of business on February 19, 2021.

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
•our ability to attract, sell to and retain customers;
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
•our ability to issue securities and access the capital markets in the future; and
•other risks set forth in Part II under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the U.S. Securities Exchange Commission.

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

During the first quarter of fiscal year 2021, we implemented various cost-saving measures, including headcount reductions, deferred salary increases, a hiring freeze across the business, and significant reductions in discretionary spending. We started to realize the benefit of these actions in the second quarter. We expect the full benefit will be realized during the remainder of fiscal year 2021 and beyond. As part of the headcount reductions in the first nine months of fiscal 2021, we incurred a $1.0 million restructuring charge as we committed to plans to restructure certain parts of our business as a measure to minimize the adverse economic and business effect of the COVID-19 pandemic and to re-align resources to our current business outlook and cost structure. The restructuring activities mainly related to the CSO, Africa and North America reporting segments.
COVID-19 has disrupted the operations of our customers and channel partners, our operations and the results of our operations. COVID-19 currently has had and, we believe, will continue to have an adverse impact on global economies and financial markets. For example, the continued economic uncertainty in the oil and gas sector has resulted in significant declines in our customer’s fleet sizes whilst similar disruption is evident in our bus and coach vertical following significantly reduced demand for public transport as a result of various governmental shut downs in multiple jurisdictions where we operate. This has and will continue to have a negative impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. During the first nine months of fiscal year 2021, we experienced a contraction of 69,000 subscribers as a result of the economic conditions attributable to the COVID-19 pandemic. We expect further subscriber contraction in the fourth quarter of fiscal year 2021, primarily driven by oil and gas and asset tracking subscribers. The net contraction in subscribers resulted in a decrease in reported subscription revenues.

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
In the three months ended December 31, 2019 and 2020, subscription revenue represented 88.7% and 85.2% respectively, of our total revenue. On a year to date basis subscription revenue has increased as a percentage of total revenue due to a reduction in hardware and other revenue. In the nine months ended December 31, 2019 and 2020, subscription revenue represented 87.8% and 89.2% respectively, of our total revenue.

Subscribers
Subscribers represent the total number of discrete services we provide to customers at the end of the period.

	As of December 31,
	2019	2020
Subscribers	812,773	749,493

Basis of Presentation and Key Components of Our Results of Operations
In the third quarter of fiscal year 2021, we managed our business in six segments which include Africa, Americas, Brazil, Europe and the Middle East and Australasia (our regional sales offices (“RSOs”)), and our CSO. CSO is our central services organization that wholesales our products and services to our RSOs which, in turn, interface with our end-customers, distributors and dealers. CSO is also responsible for the development of our hardware and software platforms and provides common marketing, product management, technical and distribution support to each of our other operating segments.
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

Taxes
During the three months ended December 31, 2019 and 2020 our effective tax rates were negative 2.4% and negative 18.7% respectively, and during the nine months ended December 31, 2019 and 2020 our effective tax rates were 23.3% and 1.1% respectively, compared to a South African statutory rate of 28%. Taxation mainly consists of normal statutory income tax paid or payable and deferred tax on any temporary differences.
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

Reconciliation of Net Income to Adjusted EBITDA for the Period
	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2020	2019	2020
	(In thousands)
Net income	$5,094	$5,933	$13,436	$11,807
(Less)/plus: Income tax (benefit)/expense	(119)	(936)	4,079	130
Plus/(less): Net interest expense/(income)	20	(58)	(57)	82
Plus: Foreign exchange losses	173	105	162	288
Plus: Depreciation (1)	3,821	3,132	10,563	8,914
Plus: Amortization (2)	1,009	967	2,920	2,649
Plus: Impairment of long-lived assets	—	6	—	7
Plus: Stock-based compensation costs	144	366	433	960
(Less)/plus: Net (profit)/loss on sale of property and equipment	(17)	—	(373)	8
Plus/(less): Restructuring costs	—	31	(1)	1,028
Adjusted EBITDA	$10,125	$9,546	$31,162	$25,873
Adjusted EBITDA margin	27.8%	28.0%	28.5%	28.0%

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

Reconciliation of net income to non-GAAP net income
	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2020	2019	2020
	(In thousands)
Net income for the period	$5,094	$5,933	$13,436	$11,807
Net foreign exchange losses	173	105	162	288
Income tax effect of net foreign exchange losses	(1,450)	(2,688)	(832)	(3,691)
Non-GAAP net income	$3,817	$3,350	$12,766	$8,404

Weighted average number of ordinary shares in issue
Basic	550,133	551,106	555,635	548,752
Diluted	562,412	559,845	570,531	559,172

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
The following tables provide the constant currency reconciliation to the most directly comparable GAAP measure for the periods shown:
Subscription Revenue

	Three Months Ended December 31,			Nine Months Ended December 31,
	2019	2020	% Change	2019	2020	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$32,362	$29,072	(10.2)%	$96,099	$82,570	(14.1)%
Conversion impact of U.S. Dollar/other currencies	—	928	2.9%	—	6,994	7.3%
Subscription revenue on a constant currency basis	$32,362	$30,000	(7.3)%	$96,099	$89,564	(6.8)%

Hardware and Other Revenue

	Three Months Ended December 31,			Nine Months Ended December 31,
	2019	2020	% Change	2019	2020	% Change
	(In thousands, except for percentages)
Hardware and other revenue as reported	$4,107	$5,032	22.5%	$13,314	$9,979	(25.0)%
Conversion impact of U.S. Dollar/other currencies	—	124	3.0%	—	461	3.4%
Hardware and other revenue on a constant currency basis	$4,107	$5,156	25.5%	$13,314	$10,440	(21.6)%

Total Revenue

	Three Months Ended December 31,			Nine Months Ended December 31,
	2019	2020	% Change	2019	2020	% Change
	(In thousands, except for percentages)
Total revenue as reported	$36,469	$34,104	(6.5)%	$109,413	$92,549	(15.4)%
Conversion impact of U.S. Dollar/other currencies	—	1,052	2.9%	—	7,455	6.8%
Total revenue on a constant currency basis	$36,469	$35,156	(3.6)%	$109,413	$100,004	(8.6)%

Results of Operations
The following table sets forth certain consolidated statement of income data:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2020	2019	2020
	(In thousands)
Total revenue	$36,469	$34,104	$109,413	$92,549
Total cost of revenue	12,920	12,804	37,593	31,679
Gross profit	23,549	21,300	71,820	60,870
Sales and marketing	3,481	2,882	10,210	8,075
Administration and other	14,895	13,384	44,297	40,506
Income from operations	5,173	5,034	17,313	12,289
Other (expense)/income	(178)	(95)	145	(270)
Net interest (expense)/income	(20)	58	57	(82)
Income tax expense	119	936	(4,079)	(130)
Net income for the period	5,094	5,933	13,436	11,807
Net income attributable to MiX Telematics Limited stockholders	5,094	5,933	13,436	11,807
Net income attributable to non-controlling interest	—	—	—	—
Net income for the period	$5,094	$5,933	$13,436	$11,807

The following table sets forth, as a percentage of revenue, consolidated statement of income data:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2020	2019	2020
	(Percentage)
Total revenue	100.0%	100.0%	100.0%	100.0%
Total cost of revenue	35.4	37.5	34.4	34.2
Gross profit	64.6	62.5	65.6	65.8
Sales and marketing	9.5	8.5	9.3	8.7
Administration and other	40.8	39.2	40.5	43.8
Income from operations	14.3	14.8	15.8	13.3
Other (expense)/income	(0.5)	(0.3)	0.1	(0.3)
Net interest (expense)/income	(0.1)	0.2	0.1	(0.1)
Income tax benefit/(expense)	0.3	2.7	(3.7)	(0.1)
Net income for the period	14.0	17.4	12.3	12.8
Net income attributable to MiX Telematics Limited stockholders	14.0	17.4	12.3	12.8
Net income attributable to non-controlling interest	—	—	—	—
Net income for the period	14.0	17.4	12.3	12.8

Results of Operations for the Three Months Ended December 31, 2019 and 2020
Revenue

	Three Months Ended December 31,
	2019	2020	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$32,362	$29,072	(10.2)%	(7.3)%
Hardware and other revenue	4,107	5,032	22.5%	25.5%
	$36,469	$34,104	(6.5)%	(3.6)%

Our total revenue decreased by $2.4 million or 6.5%, from the third quarter of fiscal year 2020. The principal factors affecting our revenue contraction included:
•Subscription revenues decreased by 10.2% to $29.1 million, compared to $32.4 million for the third quarter of fiscal year 2020. Subscription revenues represented 85.2% of total revenues during the third quarter of fiscal year 2021. Subscription revenues decreased by 7.3% on a constant currency basis, year over year. The decline in constant currency subscription revenue was primarily due to the contraction in our subscriber base as a result of economic conditions attributable to the COVID-19 pandemic. From September 30, 2020 to December 31, 2020, our subscriber base contracted by 18,300 subscribers. The contraction is attributable to our low ARPU asset tracking subscribers.

The majority of our revenues and subscription revenues are derived from currencies other than the U.S. Dollar. Accordingly, the strengthening of the U.S. Dollar against these currencies (in particular against the South African Rand) following currency volatility arising from the economic disruption caused by COVID-19, has negatively impacted our revenue and subscription revenues reported in U.S. Dollars. Compared to the third quarter of fiscal year 2020, the South African Rand weakened by 6.4% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R15.65 in the current quarter compared to an average of R14.71 during the third quarter of fiscal year 2020. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the third quarter of fiscal year 2021 led to a 2.9% reduction in reported U.S. Dollar subscription revenues.

•Hardware and other revenue increased by $0.9 million, or 22.5%, from the third quarter of fiscal year 2020. The increase was primarily related to the Africa segment due to increased revenue from the minerals and exploration vertical.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the third quarter of fiscal year 2021 led to a 2.9% reduction in reported U.S. Dollar revenues.

A breakdown of third-party revenue by segment is shown in the table below:

	Three Months Ended December 31,
	2019	2020	2019	2020	2019	2020
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$19,183	$18,063	$17,936	$16,205	$1,247	$1,858
Americas	6,021	4,818	5,573	4,582	448	236
Europe	3,895	4,421	3,010	3,116	885	1,305
Middle East and Australasia	5,859	5,770	4,460	4,174	1,399	1,596
Brazil	1,482	1,005	1,355	978	127	27
CSO	29	27	28	17	1	10
Total	$36,469	$34,104	$32,362	$29,072	$4,107	$5,032

In the Africa segment, subscription revenue declined by $1.7 million, or 9.7%. On a constant currency basis, the contraction in subscription revenue was 4.6%. Subscribers decreased by 9.6% since January 1, 2020. Hardware and other revenue increased by $0.6 million, or 49.0%. Total revenue declined by $1.1 million, or 5.8%. On a constant currency basis, total revenue was consistent with the third quarter of fiscal 2020.
In the Americas segment, subscription revenue declined by $1.0 million, or 17.8% as a result of both a 13.6% decrease in subscribers since January 1, 2020 and as a result of economic conditions in the oil and gas vertical. Hardware and other revenue declined by $0.2 million, or 47.3%. Total revenue declined by $1.2 million, or 20.0%.

In the Europe segment, subscription revenue growth was $0.1 million, or 3.5%. On a constant currency basis, subscription revenue declined by 1.2%. Subscribers increased by 1.3% since January 1, 2020. Total revenue increased by $0.5 million, or 13.5%, due to an increase in hardware and other revenues of $0.4 million compared to the three months ended December 30, 2019. Total revenue increased by 8.6% on a constant currency basis.
Subscription revenue in the Middle East and Australasia segment declined by $0.3 million or 6.4%. On a constant currency basis, the decline in subscription revenue was 9.4%. Subscribers decreased by 1.4% since January 1, 2020. Hardware and other revenue increased by $0.2 million or 14.1%. Total revenue declined by $0.1 million or 1.5%. Total revenue in constant currency declined by 4.8%.
In the Brazil segment, subscription revenue declined by $0.4 million or 27.8%. On a constant currency basis, subscription revenue decreased by 5.0%. Subscribers increased by 3.8% since January 1, 2020 which was offset by pricing concessions granted to customers as a result of economic conditions attributable to the COVID-19 pandemic. Hardware and other revenue declined by $0.1 million, or 78.7%. Total revenue declined by $0.5 million or 32.2%. On a constant currency basis, total revenue decreased by 10.9%.

Cost of Revenue

	Three Months Ended December 31,
	2019	2020
	(In thousands, except for percentages)
Cost of revenue - subscription	$10,078	$8,889
Cost of revenue - hardware and other	2,842	3,915

Gross profit	$23,549	$21,300
Gross profit margin	64.6%	62.5%
Gross profit margin - subscription	68.9%	69.4%
Gross profit margin - hardware and other	30.8%	22.2%
Compared to a decrease in total revenue of $2.4 million or 6.5%, cost of revenues only decreased by $0.1 million, or 0.9%, from the third quarter of fiscal year 2020. This together with the higher levels of hardware and other revenue resulted in a lower gross profit margin of 62.5% in the third quarter of fiscal year 2021 compared to 64.6% in the third quarter of fiscal year 2020.
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 85.2% of total revenue in the third quarter of fiscal year 2021 compared to 88.7% in the third quarter of fiscal year 2020.
During the third quarter of fiscal year 2021, hardware and other margins were lower than in the third quarter of fiscal year 2020, mainly due to the geographical sales mix and the distribution channels. Hardware sales via our dealer channel generate lower gross margins.

Sales and Marketing

	Three Months Ended December 31,
	2019	2020
	(In thousands, except for percentages)
Sales and marketing	$3,481	$2,882
As a percentage of revenue	9.5%	8.5%

Sales and marketing costs decreased by $0.6 million, or 17.2%, from the third quarter of fiscal year 2020 to the third quarter of fiscal year 2021 against a 6.5% decrease in total revenue. The decrease in the third quarter of fiscal year 2021 was primarily as a result of savings of $0.3 million in employee costs and $0.2 million in travel costs. In the third quarter of fiscal year 2021, sales and marketing costs represented 8.5% of revenue compared to 9.5% of revenue in the third quarter of fiscal year 2020.
Administration and Other Expenses

	Three Months Ended December 31,
	2019	2020
	(In thousands, except for percentages)
Administration and other	$14,895	$13,384
As a percentage of revenue	40.8%	39.2%

Administration and other expenses decreased by $1.5 million, or 10.1%, from the third quarter of fiscal year 2020 to the third quarter of fiscal year 2021.
The decrease mainly relates to savings of $0.8 million in salaries and wages, bonuses of $0.6 million primarily due to the decline in subscription revenue as a result of COVID-19, travel costs of $0.2 million, offset by increases in expected credit loss provision of $0.1 million.

Taxation

	Three Months Ended December 31,
	2019	2020
	(In thousands, except for percentages)
Income tax credit	$119	$936
Effective tax rate	2.4%	18.7%

Taxation credit increased by $0.8 million. In the third quarter of fiscal year 2021, the income tax credit included a $2.7 million deferred tax credit on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Telematics Investments Proprietary Limited (“MiX Investments”), a wholly-owned subsidiary. During the third quarter of fiscal 2020, the income tax credit included a $1.5 million deferred tax credit on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Investments. Ignoring the impact of net foreign exchange losses net of tax, the tax rate which was used in determining non-GAAP net income, was 34.3% in the third quarter of fiscal year 2021 compared to 25.9% in the third quarter of fiscal year 2020.

Results of Operations for the Nine Months Ended December 31, 2019 and 2020

Revenue

	Nine Months Ended December 31,
	2019	2020	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$96,099	$82,570	(14.1)%	(6.8)%
Hardware and other revenue	13,314	9,979	(25.0)%	(21.6)%
	$109,413	$92,549	(15.4)%	(8.6)%

Our total revenue decreased by $16.9 million or 15.4%, from the first nine months of fiscal year 2020. The principal factors affecting our revenue contraction included:
•Subscription revenues decreased by 14.1% to $82.6 million, compared to $96.1 million for the first nine months of fiscal year 2020. Subscription revenues represented 89.2% of total revenues during the first nine months of fiscal year 2021. Subscription revenues decreased by 6.8% on a constant currency basis, year over year. The decline in constant currency subscription revenue was primarily due to the contraction in our subscriber base as a result of economic conditions attributable to the COVID-19 pandemic. From March 31, 2020 to December 31, 2020, our subscriber base contracted by 69,000 subscribers primarily due to significantly lower gross additions. Furthermore, we experienced fleet contraction in a number of key verticals such as the oil and gas vertical, consumer vertical and leasing vertical which impacted both our subscriber-count and subscription revenue line.

The majority of our revenues and subscription revenues are derived from currencies other than the U.S. Dollar. Accordingly, the strengthening of the U.S. Dollar against these currencies (in particular against the South African Rand) following currency volatility arising from the economic disruption caused by COVID-19, has negatively impacted our revenue and subscription revenues reported in U.S. Dollars. Compared to the first nine months of fiscal year 2020, the South African Rand weakened by 15.4% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R16.84 in the current nine month period compared to an average of R14.59 during the first nine months of fiscal year 2020. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first nine months of fiscal year 2021 led to a 7.3% reduction in reported U.S. Dollar subscription revenues.

•Hardware and other revenue decreased by $3.3 million, or 25.0%, from the first nine months of fiscal year 2020 primarily as a result of a global economic slowdown following the disruption caused by the COVID-19 pandemic. As shown in the table below, hardware and other revenue was lower across all geographical segments, except Africa which was marginally higher.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first nine months of fiscal year 2021 led to a 6.8% reduction in reported U.S. Dollar revenues.
A breakdown of third-party revenue by segment is shown in the table below:

	Nine Months Ended December 31,
	2019	2020	2019	2020	2019	2020
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$57,556	$49,077	$53,490	$44,983	$4,066	$4,094
Americas	18,698	14,174	16,910	13,543	1,788	631
Europe	10,861	10,798	8,659	8,885	2,202	1,913
Middle East and Australasia	17,683	15,426	13,038	12,173	4,645	3,253
Brazil	4,496	3,015	3,922	2,937	574	78
CSO	119	59	80	49	39	10
Total	$109,413	$92,549	$96,099	$82,570	$13,314	$9,979

In the Africa segment, subscription revenue declined by $8.5 million, or 15.9%. On a constant currency basis, the contraction in subscription revenue was 4.2%, primarily as a result of a 9.6% decrease in subscribers since January 1, 2020. Hardware and other revenue increased marginally by 0.7%. Total revenue declined by $8.5 million, or 14.7%. On a constant currency basis, the total revenue decline was 3.0%.
In the Americas segment, subscription revenue declined by $3.4 million, or 19.9% as a result of both a 13.6% decrease in subscribers since January 1, 2020 and pricing concessions granted to customers as a result of economic conditions attributable to the COVID-19 pandemic. Hardware and other revenue declined by $1.2 million, or 64.7%. Total revenue declined by $4.5 million, or 24.2%.
In the Europe segment, subscription revenue growth was $0.2 million, or 2.6%. On a constant currency basis, the growth in subscription revenue was 0.3%. Subscribers increased by 1.3% since January 1, 2020. Total revenue decreased by $0.1 million, or 0.6%, following a decrease in hardware and other revenues of $0.3 million compared to the nine months ended December 31, 2019. Total revenue declined by 2.9% on a constant currency basis.
Subscription revenue in the Middle East and Australasia segment declined by $0.9 million or 6.6%. On a constant currency basis, the decline in subscription revenue was 7.3%. Subscribers decreased by 1.4% since January 1, 2020. Hardware and other revenue declined by $1.4 million or 30.0%. Total revenue declined by $2.3 million or 12.8%. Total revenue in constant currency declined by 13.4%.
In the Brazil segment, subscription revenue declined by $1.0 million or 25.1%. On a constant currency basis, subscription revenue increased by 0.7%. The increase was mainly due to an increase in subscribers of 3.8% since January 1, 2020 partially offset by pricing concessions granted to customers as a result of economic conditions attributable to the COVID-19 pandemic. Hardware and other revenue declined by $0.5 million, or 86.4%. Total revenue declined by $1.5 million or 32.9%. On a constant currency basis, total revenue decreased by 9.8%.

Cost of Revenue

	Nine Months Ended December 31,
	2019	2020
	(In thousands, except for percentages)
Cost of revenue - subscription	$28,790	$23,914
Cost of revenue - hardware and other	8,803	7,765

Gross profit	$71,820	$60,870
Gross profit margin	65.6%	65.8%
Gross profit margin - subscription	70.0%	71.0%
Gross profit margin - hardware and other	33.9%	22.2%

Compared to a decrease in total revenue of $16.9 million or 15.4%, cost of revenues decreased by $5.9 million, or 15.7%, from the first nine months of fiscal year 2020. This resulted in a higher gross profit margin of 65.8% in the first nine months of fiscal year 2021 compared to 65.6% in the first nine months of fiscal year 2020.
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 89.2% of total revenue in the first nine months of fiscal year 2021 compared to 87.8% in the first nine months of fiscal year 2020.
During the first nine months of fiscal year 2021, hardware and other margins were lower than in the first nine months of fiscal 2020, mainly due to the geographical sales mix and the distribution channels. Hardware sales via our dealer channel generate lower gross margins.

Sales and Marketing

	Nine Months Ended December 31,
	2019	2020
	(In thousands, except for percentages)
Sales and marketing	$10,210	$8,075
As a percentage of revenue	9.3%	8.7%

Sales and marketing costs decreased by $2.1 million, or 20.9%, from the first nine moths of fiscal year 2020 to the first nine months of fiscal year 2021 against a 15.4% decrease in total revenue. The decrease in the first nine months of fiscal year 2021 was primarily as a result of savings of $1.0 million in employee costs, $0.2 million in bonuses and $0.6 million in travel costs. In the first nine months of fiscal year 2021, sales and marketing costs represented 8.7% of revenue compared to 9.3% of revenue in the first nine months of fiscal year 2020.
Administration and Other Expenses

	Nine Months Ended December 31,
	2019	2020
	(In thousands, except for percentages)
Administration and other	$44,297	$40,506
As a percentage of revenue	40.5%	43.8%

Administration and other expenses decreased by $3.8 million, or 8.6%, from the first nine months of fiscal year 2020 to the first nine months of fiscal year 2021.
The decrease mainly relates to savings of $2.9 million in salaries and wages, bonuses of $1.7 million primarily due to the decline in subscription revenue as a result of COVID-19, travel costs of $0.6 million, and other decreases of $0.5 million, none of which were individually significant, offset by restructuring costs of $1.0 million and increases in the expected credit loss provision of $0.9 million.

Taxation

	Nine Months Ended December 31,
	2019	2020
	(In thousands, except for percentages)
Income tax expense	$(4,079)	$(130)
Effective tax rate	(23.3)%	(1.1)%

Taxation expense decreased by $3.9 million, or 96.8%. In the first nine months of fiscal year 2021, the income tax expense decreased due to lower profitability and also included a $3.7 million deferred tax credit on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Investments. During the first nine months of fiscal 2020, the income tax expense included a $0.8 million deferred tax credit on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Investments. Ignoring the impact of net foreign exchange losses net of tax, the tax rate which was used in determining non-GAAP net income, was 31.3% in the first nine months of fiscal year 2021 as compared to 27.8% in the first nine months of fiscal 2020.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. Management believes that there have not been any significant changes in our critical accounting policies and estimates during the first nine months of fiscal year 2021 as compared to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2020, which we filed with the Securities and Exchange Commission on July 23, 2020.

Liquidity and Capital Resources
We believe that our cash and borrowings available under our credit facilities will be sufficient to meet our liquidity requirements for the foreseeable future. Liquidity risk is reduced due to the recurring nature of our income and the availability of the cash resources set out below.
The following tables provide a summary of our cash flows for each of the nine months ended December 31, 2019 and 2020:

	Nine Months Ended December 31,
	2019	2020
	(In thousands)
Net cash provided by operating activities	$21,878	$30,934
Net cash used in investing activities	(16,622)	(6,189)
Net cash used in financing activities	(10,988)	(2,619)
Net (decrease)/increase in cash and cash equivalents and restricted cash	(5,732)	22,126
Cash and cash equivalents, and restricted cash at beginning of the period	27,838	18,652
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	309	4,001
Cash, and cash equivalents and restricted cash at the end of the period	$22,415	$44,779

We fund our operations, capital expenditure and acquisitions through cash generated from operating activities, cash on hand and our undrawn borrowing facilities.

It is currently our policy to pay regular dividends, and we consider such dividend payments on a quarter-by-quarter basis.
On May 23, 2017, our Board approved a share repurchase program of up to R270 million (equivalent of $18.4 million as of December 31, 2020) under which we may repurchase our ordinary shares, including ADSs. We expect any repurchases under this share repurchase program to be funded out of existing cash resources. During the nine months ended December 31, 2020, there were no additional share repurchases. Refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended March 31, 2020, which we filed with the Securities and Exchange Commission on July 23, 2020, for information regarding our share repurchase program.

Operating Activities
Net cash provided by operating activities during the nine months ended December 31, 2019 consisted of our cash generated from operations of $24.9 million, net interest received of $0.4 million and taxes paid of $3.4 million.

Net cash provided by operating activities increased from $21.9 million in the nine months ended December 31, 2019 to $30.9 million during the nine months ended December 31, 2020, which is primarily attributable to improved cash generated from operations of $8.3 million, lower net interest received of $0.2 million and decreased taxation paid of $0.9 million. The improved cash generated from operations is primarily as a result of improved working capital management of $12.7 million (specifically a decrease in accounts receivables of $10.0 million due to improved management of receivables and lower revenues, a decrease in inventories of $0.5 million, foreign currency translation adjustments of $2.3 million, prepaid expenses and other current assets of $0.7 million and capitalized commissions of $1.4 million, partially offset by a decrease in accounts payables of $2.4 million), offset by lower net income (after excluding non-cash charges) of $4.4 million.
Net cash provided by operating activities during the nine months ended December 31, 2020 consisted of our cash generated from operations of $33.2 million, net interest received of $0.2 million and taxes paid of $2.4 million.

Investing Activities
Net cash used in investing activities in the nine months ended December 31, 2019 was $16.6 million. Net cash used in investing activities during the nine months ended December 31, 2019 primarily consisted of capital expenditures of $17.6 million and loans to external parties of $0.3 million. Capital expenditures during the nine months included purchases of intangible assets of $4.0 million, and cash paid to purchase property and equipment of $13.6 million, which included in-vehicle devices of $13.0 million, partially offset by proceeds from sales of property and equipment and intangible assets of $1.3 million.
Net cash used in investing activities in the nine months ended December 31, 2020 decreased to $6.2 million from $16.6 million in the nine months ended December 31, 2019. Net cash used in investing activities during the nine months ended December 31, 2020 primarily consisted of capital expenditures of $6.2 million. Capital expenditures during the nine months included purchases of intangible assets of $3.0 million and cash paid to purchase property and equipment of $3.2 million, which included in-vehicle devices of $3.0 million. The $12.7 million decline in in-vehicle device purchases during the nine months ended December 31, 2020 is primarily due to lower sales activity following the disruption caused by the COVID-19 pandemic.
Financing Activities
In the nine months ended December 31, 2019, the cash used in financing activities of $11.0 million primarily consisted of $8.2 million for the repurchase of ordinary shares and dividends paid of $4.6 million, offset by facilities utilized of $1.8 million.
In the nine months ended December 31, 2020, the cash used in financing activities of $2.6 million includes dividends paid of $3.9 million, offset by proceeds of $0.9 million from the issue of ordinary shares in relation to the exercise of stock options and $0.4 million from facilities utilized.
Credit Facilities
As of December 31, 2020, our principal sources of liquidity were net cash balances of $41.1 million (consisting of cash and cash equivalents of $44.0 million less short-term debt (bank overdraft) of $2.9 million) and unutilized borrowing capacity of $4.4 million available through our credit facilities.
Our principal sources of credit are our facilities with Standard Bank Limited and Nedbank Limited. We have an overdraft facility of R64.0 million (equivalent of $4.4 million as of December 31, 2020), an unutilized working capital facility of R25.0 million (equivalent of $1.7 million as of December 31, 2020) and an unutilized vehicle and asset finance facility of R8.5 million (equivalent of $0.6 million as of December 31, 2020) with Standard Bank Limited that bear interest at South African Prime less 1.2%.
As of December 31, 2020, $2.9 million was utilized under the overdraft facility. We use this facility as part of our foreign currency hedging strategy. We draw down on this facility in the applicable foreign currency in order to fix the exchange rate on existing balance sheet foreign currency exposure that we anticipate settling in that foreign currency. Our obligations under the overdraft facility with Standard Bank Limited are guaranteed by MiX Telematics Limited and our wholly-owned subsidiaries, MiX Telematics Africa Proprietary Limited and MiX Telematics International Proprietary Limited, and secured by a pledge of accounts receivable by MiX Telematics Limited and MiX Telematics International Proprietary Limited.
During fiscal year 2020, we entered into a R25.0 million (equivalent of $1.7 million as of December 31, 2020) working capital facility from Standard Bank Limited that bears interest at South African Prime less 0.25%. As of December 31, 2020, the facility was undrawn. We use this facility for working capital purposes in our Africa operations.
During fiscal year 2014, we entered into a R10.0 million (equivalent of $0.7 million as of December 31, 2020) facility from Nedbank Limited that bears interest at South African Prime less 2%. As of December 31, 2020, the facility was undrawn. We use this facility for working capital purposes in our Africa operations.
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

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act) as of December 31, 2020. Based on that evaluation, we concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for fiscal year ended March 31, 2020. The material weakness related to the ineffective design and operation of the financial statement close and reporting controls in areas of management review of financial statement information and independent review of journal entries in our Africa operating segment.
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

We have already updated the configuration of the journal workflow in the ERP system to enforce independent review and release of journal entries and have reinforced the procedures and controls for the independent review of journal entries. We continue to progress with the implementation of the remediation plan and have updated the risk and control matrices and control descriptions. The updated risk and control matrices were used as the basis for mid-year management control testing.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material developments in our legal proceedings since we filed our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020. Refer to “Part II. Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 and “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 for additional information regarding legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form10-K, except for the following risk factor under the heading “Risk Related to Our Business” replaced in its entirety with the following:

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

•Reduced customer demand for services – As a result of the pandemic’s impact on our customers, we have experienced reduced demand for our services. Among other things, a number of our customers have postponed, canceled or scaled back existing and potential projects with us.

•Increased costs – We face increased costs from the pandemic, including as a result of mitigation efforts such as enabling increased work-from-home capabilities and additional health and safety measures.

•Diversion of and strain on management and other corporate resources – Addressing the significant personnel and business challenges presented by the pandemic, including various business continuity measures and the need to enable work-from-home arrangements for our employees, has demanded significant management time and attention and strained other corporate resources, and is expected to continue to do so. Among other things, this may adversely impact our recruitment and retention, our customers and employee development and our ability to execute our strategy and various transformation initiatives and may increase our exposure to security breaches or cyberattacks.

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Executive Employment Agreement dated October, 01, 2020 by and between MiX Telematics North America, Inc., and Paul Dell.
31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a--14(a) and 15d--14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a--14(a) and 15d--14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: February 4, 2021