Form 10-K
period 2021-03-31
MiX Telematics Ltd
filed 2021-06-14
CIK 1576914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-K
—————————
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021
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
(Registrant’s telephone number, including area code)

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
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.             ☐Yes ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.             ☐Yes ☒No

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     ☐Yes ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2020, the last business day of the registrant's most recent completed second fiscal quarter, was approximately $155,418,063.

As of May 28, 2021, 605,578,516 of the registrant’s ordinary shares were outstanding, including 410,859,700 ordinary shares represented by American Depository Shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2021 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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
Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of known and unknown risks and uncertainties, some of which are beyond our control. We believe that these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors”. These risk factors should not be considered as an exhaustive list and should be read in conjunction with the other cautionary statements and information in this report. These risk factors may also be intensified as a result of circumstances outside of control such as the events related to the COVID-19 pandemic.
We assume no obligation to update any forward-looking statements contained in this Annual Report and expressly disclaim any obligation to do so, whether as a result of new information, future events or otherwise, except as required by law.

PRESENTATION OF FINANCIAL AND OTHER INFORMATION
The consolidated financial statements contained in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Unless the context requires otherwise, the terms “MiX”, the “Company”, “we”, “our” or “us” refer to MiX Telematics Limited and its consolidated subsidiaries.

Our fiscal year ends on March 31 and all references to a fiscal year, refer to the fiscal year ended March 31. References to “U.S. Dollars” and “$” are to United States Dollars.

PART I
ITEM 1. BUSINESS

Overview

We are a leading global provider of connected fleet and mobile asset solutions delivered as Software as a Service (“SaaS”). Our solutions deliver a measurable return by enabling our customers to manage, optimize and protect their investments in commercial fleets or personal vehicles. We generate actionable insights that enable a wide range of customers, from large enterprise fleets to small fleet operators and consumers, to reduce fuel and other operating costs, improve efficiency, enhance regulatory compliance, enhance driver safety, manage risk and mitigate theft. Our solutions mostly rely on our proprietary, highly scalable technology platforms, which allow us to collect, analyze and deliver information based on data from our customers’ vehicles. Using an intuitive, web-based interface, dashboards or mobile apps, our fleet customers can access large volumes of real-time and historical data, monitor the location and status of their drivers and vehicles and analyze a wide number of key metrics across their fleet operations.

We have a large global presence, with vehicle subscriptions in over 120 countries across six continents. We currently serve a highly diverse customer base, including 4,800 fleet operators, which represented 70% of our subscription revenue for fiscal year 2021. We target sales of our enterprise fleet management solutions to customers who desire a premium solution, generally for large fleets, which we define as fleets of 50 or more vehicles. Large fleets accounted for over 86% of our fleet subscriptions at March 31, 2021. We believe we have a satisfied customer base and, among our more than 950 large fleet operator customers, we experienced an annual customer retention rate of 94% in fiscal year 2021. In addition, for large fleets with 500 or more vehicles, we experienced an annual customer retention rate in excess of 98% in fiscal year 2021. We have multinational enterprise fleet customer deployments with companies such as Baker Hughes, BP, Chevron, DHL, G4S, Halliburton, Nestlé, PepsiCo, Schlumberger, Shell, The Linde Group, Total and Weatherford. We also offer a range of subscription-based fleet and vehicle management solutions to meet the needs and price points of small fleet operators and consumers. Our safety and security features, including driver performance and vehicle monitoring, are important attributes of our solutions for these customers.

With the exception of fiscal year 2021, we have consistently grown our customer base. As evidence of this growth, subscribers, one of our key operating metrics and a factor influencing our rate of subscription revenue growth, increased at a compound annual growth rate of 9.5% from April 1, 2013 to March 31, 2021, and as of March 31, 2021, we tracked and managed over 744,000 subscribers. As a further indicator of our scale, in fiscal year 2021, we collected data on approximately 137 million trips per month and recorded approximately 9 billion vehicle positions per month. The monthly price charged per subscriber varies among our customers depending on the services and features they require, hardware options, customer size, route to market and geographic location of the customer. Consequently, our rate of subscription revenue growth is influenced by not only the rate of growth in the number of subscribers but also by the evolving mix of our subscriber base.

The worldwide spread of the COVID-19 virus and the various efforts to contain the spread resulted in a prolonged slowdown of global economic activity. In fiscal 2021, this impacted demand for a broad variety of goods and services, including from many of our customers, while also disrupting sales cycles, marketing activities and supply chains for an extended period of time. This has had an adverse impact on our sales and operations, largely affecting the consumer, passenger transport and oil and gas verticals. Conversely, as we service a broad range of clients across diverse industries, some are experiencing an increased demand from their customers. Recognizing the uncertainty of the market, we continue to proactively monitor the impact of the pandemic on all aspects of our business.

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

In addition, a significant portion of our employees worldwide have worked remotely for an extended period of time, and while we have gradually started to re-open facilities with appropriate social distancing and health practices when and as permitted by local governmental authorities, we are allowing some employees to work from home for the foreseeable future.

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

Fleet operators face many significant challenges, which can include:

•Significant operating costs. Fuel spend represents a significant cost for fleet operators. For example, the American Transportation Research Institute estimates that fuel and oil, driver wages and benefits, repair and maintenance and truck insurance premium costs collectively represented approximately 79% of total trucking operational costs per mile in 2019. Certain driving behaviors, such as speeding, harsh acceleration, harsh braking and excessive idling contribute to poor fuel efficiency as well as increased wear and tear and maintenance costs.

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

Market Opportunity

We believe that the addressable market for our fleet management solutions is large, growing and under-penetrated. According to a report by ABI Research (“ABI”), there were approximately 225 million commercial vehicles registered globally by the end of December 2020. Global fleet management penetration was estimated to be around 18.6%. ABI forecasts that by 2026, the number of registered commercial vehicles will be approximately 304 million.

In addition to the growing market opportunity in commercial fleet vehicles, we believe there is a large and under-penetrated market to provide a tailored set of safety and security solutions to non-commercial passenger vehicles. Worldwide, the pool of motor vehicles is large and growing, particularly in developing markets. We estimate that there are approximately 7.8 million non-commercial passenger vehicles in operation in South Africa, as of August 2020, utilizing latest vehicle population information available from the National Traffic Information Systems. We believe the potential rate of consumer adoption of mobile asset management solutions is highest in developing regions where vehicle tracking and monitoring features can help to improve driver and passenger safety, reduce the impact of theft by improving stolen vehicle recovery rates and reduce consumer automotive insurance rates.

Our Solutions

Our subscription-based solutions enable our customers to manage, optimize and protect their investments in their commercial fleets and personal vehicles efficiently. Our highly scalable multi-tenant architecture leverages GPS and other data transmitted from in-vehicle devices, primarily over cellular networks. In fiscal year 2021, we collected data on approximately 137 million trips per month and recorded approximately 9 billion vehicle positions per month.

The key attributes of our solutions include:

•Highly scalable solutions. Our software solutions are built to scale and support geographically distributed fleets of any size. As of March 31, 2021 we provided services to more than 744,000 vehicles under subscription, with customers ranging from small fleet operators and consumers to large enterprise fleets with more than 10,000 assets.

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

•Software-as-a-service powered by a proven, reliable infrastructure. Our use of a multi-tenant SaaS architecture allows us to deliver fleet management applications that are highly functional, flexible and fast while reducing the cost and complexity associated with customer adoption. We support our SaaS delivered solutions with a proven infrastructure of redundant servers and other hardware located in secure third-party data centers. We have continued to maintain an overall system uptime of over 99.5%, measured quarterly.

Our Offerings

We offer a range of solutions to address the needs of diverse customer segments. Our primary subscription-based offerings are:

•MiX Fleet Manager. MiX Fleet Manager is our premier commercial fleet management solution. It is built on a modern, scalable software platform for managing vehicle fleets of all sizes. Our fleet management systems provide a wide variety of complex data pertaining to driver behavior and the location, status and operational activity of vehicles and fleets. MiX Fleet Manager is an interactive, web-based application providing secure access to this complex data in a simple, intuitive manner. MiX Fleet Manager gives users live and historical views of driver and vehicle performance information, including vehicle tracking and status information as well as alerts and notifications. Together with our integrated MiX Insight Reports and MiX Mobile, the solution provides fleet managers with actionable business intelligence in the form of reports and fleet analytics. Customers can also subscribe to premium subscription-based applications supported on MiX Fleet Manager, such as:

◦MiX Insight Agility, an extension to the MiX Insight Reports suite that allows for dynamic data interaction in Microsoft Excel. Unlike static reports, users have the power to create and shape customized dashboards in the format they prefer.

◦MyMiX, an innovative driver engagement platform that provides professional drivers with easy 24-hour access, via the web or a mobile device, to key information about their performance. Driver scoring, a module available on MyMiX, boasts a sleek, engaging and user-friendly interface accessible from iOS or Android mobile devices. In fiscal year 2021, we implemented major updates to MyMiX mobile app to include task management functionality and also support tracking of drivers using their smartphones.

◦MiX Vision, an on-road and in-vehicle video recording solution, that allows fleet managers to record video footage related to driving behavior and events. We believe MiX Vision addresses an important market need for in-vehicle surveillance, and MiX Vision is fully integrated with our premium fleet management solutions to enable event-driven or time based video recording and supports two additional external cameras. Major updates to the MiX Vision solution were developed in fiscal year 2021, with MiX Vision AI poised for launch in calendar year 2021.

◦MiX Rovi, an in-vehicle display and communications system allowing fleet operators to streamline their fleet operations through improved communication between drivers and their back offices. Customized data inputs are configured in MiX Fleet Manager and can be updated locally or remotely via the Internet. For example, a fleet operator of delivery vehicles can set custom data inputs for information relating to deliveries, such as quantities delivered and collected, times of arrival and departure or time spent at unscheduled stops. MiX Rovi is electronic logging devices legislation (“ELD”) compliant. In fiscal year 2021, further software updates for the MiX Rovi in-cab display were carried out, including support for the Canadian ELD mandate which will be in force during 2021.

◦MiX RIBAS, an in-cab driving aid that helps drivers improve their driving style. Using an unobtrusive system of symbols with red, amber and green status lights accompanied by audible warning tones, drivers receive feedback on their driving style in real-time, enabling customers to manage improvements in driver and vehicle performance and reductions in fuel consumption and accident rates.

◦MiX Hours of Service (“Hours of Service”), allows for the real-time monitoring and compliance of legislated or regulated hours of work for the United States, Canada and Europe. Mandated ELD legislation in the United States requires truck drivers to log their hours of service electronically. European customers can also use our optional “MiX 3D” service to download and archive digital tachograph data as required by European law. This add-on also accommodates region with non-regulated driving hours legislation, such as the Middle East and Africa, allowing fleet operators to easily set their own driving hours rules and measure activity to reduce fatigue related incidents. Further software updates to support Canadian ELD were in development during fiscal year 2021.

◦MiX Journey Management, offers an easy-to-use electronic alternative to paper-based systems that ensures all risks relating to journeys are readily visible to decision makers when it matters most. MiX Journey Management suits fleet operators across diverse industries, and is ideal for those with large fleets of vehicles that travel long distances and carry passengers or cargo. During fiscal year 2021, we developed a mobile app to complement the offering.

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

•Reporting & dashboards. We provide our customers with on-demand reports enabling access to a wide range of fleet data. Our reports contain detailed information about driver behavior, vehicle location, idle time, miles and hours driven, average speed, acceleration, crash analysis and vehicle diagnostics. We also offer premium data visualization and business intelligence tools.

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

Our Key Competitive Strengths

The markets in which we operate are highly competitive and fragmented. We believe that the following attributes differentiate us from our competitors and are key factors to our success:

•Globalized sales, distribution and support capabilities. We currently maintain a direct and indirect sales and support presence, with localized application support in multiple languages, in countries across Africa, Australasia, Europe, the Middle East, North America and South America. We believe our global presence gives us an important advantage in competing for business from multinational enterprise fleet customers such as Baker Hughes, BP, Chevron, DHL, G4S, Halliburton, Nestlé, PepsiCo, Schlumberger, Shell, The Linde Group, Total and Weatherford, who often prefer to consolidate disparate fleet management systems.

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

•Track record of innovation. Our investment in software development is core to our business strategy. Our software teams employ an agile software development methodology. We have made a significant investment in product development, and we have routinely been among the first to market with innovative solutions and features that cater to the needs of our customers. For example, in fiscal year 2021, we added MyMiX tracking to our broad product portfolio. MyMiX Tracking enables fleet operators to track and manage the safety of their drivers by leveraging smart phone technology. We integrated our systems with the telematics services offered by two truck manufacturers and also launched a fringe benefit tax solution for Australia. A number of other initiatives were under development during fiscal 2021, including MiX Vision AI, support for Canadian ELD and a new back-end data analytics platform – all of which are expected to be released in calendar 2021.

•Longstanding, established market position. We have a 25-year history, a geographically diverse sales and marketing footprint, a large established network of distributors and dealers, and a large base of satisfied customers. Our robust and referenceable customer base, including numerous Forbes Global 2000 enterprises, is a critical selling point to both large enterprise fleets and small fleet operators.

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

•Expanding our geographic presence. We market and distribute our solutions directly and through a global network of approximately 130 channel partners outside of South Africa. We are expanding our penetration in attractive geographic regions, such as Brazil and the United States, and continue to expand our network of strategic and sales distribution partners in other regions of the world. In addition to our primary hosted data centers that serve multiple geographies, we also established two hosted data centers in specific countries where local conditions require that the data be retained in-country.

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

•Continuing to introduce new, innovative solutions to address market demand. We are continually innovating and extending our solutions portfolio based on our assessment of market demand and trends. In fiscal 2021, we added MyMiX Tracking, integrated our systems with Scania and Navistar’s telematics services and launched a Fringe Benefit Tax solution for Australia.

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

•Digital Marketing. Our digital marketing focus complements our verticalized sales strategy and supports quality and high quantity targeted lead generation in all of our regions. Lead generation channels include search engine platforms and social media platforms where our target prospects are researching topics that our solutions can help them to solve, including supporting communicating our latest and future product launches.

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

Our revenue by geographic segment is set out in note 13 of the consolidated financial statements included in this annual report.

Customers

We currently serve a highly diverse customer base, including approximately 4,800 fleet operators which represented 70% of our subscription revenue for fiscal year 2021, as well as individual consumers. We target sales of our enterprise fleet management solutions to customers who desire a premium solution, generally for large fleets, which we define as being fleets of 50 or more vehicles. Large fleets comprised 86% of our fleet customer subscriptions as of March 31, 2021. We also offer a range of subscription-based fleet and mobile asset management solutions optimized for the needs and price points demanded by small fleet operators and consumers.

Our current customer base spans numerous industry categories and customer segments, including oil and gas, transportation and logistics, government and municipal, bus and coach, and rental and leasing. No individual customer represented more than 7.0% of our subscription revenues for fiscal year 2021. For fiscal years 2021, 2020 and 2019, our top 10 fleet customers represented 21.8%, 23.7%, and 24.9%, respectively, of our total subscription revenue.

The following is a representative list of some of our largest customers:

•Baker Hughes
•Barloworld
•Basic Energy
•Bidvest Group
•Chevron
•DHL
•Eskom
•G4S
•Halliburton
•Imperial
•Schlumberger
•Super Group
•Total
•Unitrans

We believe that we have a satisfied customer base as evidenced by our customer retention rate and the favorable results of our customer surveys. In fiscal year 2021, among our more than 950 large fleet operator customers, we experienced an annual customer retention rate of 94%. We maintain a strong focus on monitoring and continuously enhancing our customer satisfaction levels.

Service and Support

Installation of our solutions in our customers’ vehicles is generally provided by us or our third-party network, which includes dealers and distributors and installation partners. Customer care and technical support services are provided by our offices in Australia, Brazil, South Africa, the United Arab Emirates, the United Kingdom, Thailand, Romania and the United States. In many cases, our dealers and distributors also provide customers with tier-one customer support services. Our regional offices and dealers and distributors are, in turn, supported by our central technical support team in South Africa that handles any escalated issues. Existing customers can also access customer and technical support directly through our web or mobile applications. Our technical support department is composed of a team of highly skilled staff who are familiar with all of our products, including our entire range of software and service solutions as well as our hardware. The MiX Learning Centre is used by staff and customers around the world to undertake online training to learn about new products and enhancements.

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

Research and Development

As of March 31, 2021, our development group consists of 132 full-time staff responsible for software, hardware and firmware development and quality assurance. Our primary development group is based in Stellenbosch, South Africa, and we have additional development resources in Johannesburg, South Africa, as well as the United States. Our software development teams employ an agile development methodology, while our engineering teams use traditional waterfall project management methods. During fiscal years 2021, 2020 and 2019, we invested $7.2 million, $8.8 million and $9.6 million, respectively, in research and development.

Our investment in development is core to our business strategy. Our research and development efforts principally involve software development, firmware development, hardware design and related test equipment. In addition, we have enhanced certain of our hardware components to extend their functionality and reduce component and manufacturing costs.

We have been successful in expanding our product offerings over time through internal development and select acquisitions. Highlights from the fiscal year 2021 include:

•74 software releases were deployed to the live environments including 18 system-wide releases and 40 mobile app updates;
•The completion of a large scale migration of all premium fleet customers to a new back-end database system to reduce costs while supporting scalability and growth;
•Updates for our hardware platforms: MiX2000, MiX4000 & MiX6000;
•Major software updates for MiX Rovi in-cab display, MiX Hours of Service, MyMiX mobile app, MiX Integrate and MiX Fleet Manager;
•Integration with telematics services provided by Original Equipment Manufacturers (truck makers) including Scania and Navistar; and
•Launch of Fringe Benefit Tax solution for Australia.

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

We store data, host our solutions and serve all of our customers from third-party data centers located in Algiers in Algeria, Sydney in Australia, Muscat in Oman, Dublin in Ireland, Dubai in the United Arab Emirates and Virginia in the United States. In addition to data hosted at third party data centers, we have transitioned the vast majority of our data to cloud-based hosting service platforms such as AWS and Azure. Our data management facilities provide us with both physical security, including manned security, biometric access controls and systems security, including firewalls, encryption, redundant power and environmental controls. We believe that our third-party hosting facilities are adequate for our current needs and that suitable additional capacity will be available as needed to accommodate planned expansion of our operations.

Intellectual Property

We rely primarily on trade secret laws, confidentiality agreements, confidentiality procedures and contractual restrictions to establish and protect our intellectual property rights. We also rely to a limited extent on patent, trademark and copyright law. A patent covering certain aspects of our Beam-e product was issued in South Africa during fiscal year 2014 and a patent covering a method for driver verification was issued during fiscal year 2015. A further patent for an asset tracking system and method was issued in Brazil on May 4, 2021.

We typically enter into non-disclosure and confidentiality agreements with our employees, licensees and independent consultants and other advisors. We also seek these protective agreements from some of our suppliers and subcontractors who have access to sensitive information regarding our intellectual property.

Competition

The rapidly evolving market for our solutions is competitive and highly fragmented, particularly by geography and customer segment. We currently compete with numerous providers of fleet and mobile asset management solutions that range from small, regional providers to midsized multinational providers, such as Teletrac Navman and Geotab, to large global providers, such as Trimble, Omnitracs and Samsara. While we currently only compete with Trimble and Omnitracs on a limited basis, these two competitors are well established companies with significantly greater financial and other resources than we have. Many of our competitors offer fleet or mobile asset management software solutions to particular industry segments or in limited geographic regions. For example, we compete with Webfleet and Michelin (Masternaut) in Europe, we compete with FMS-Tech for oil and gas fleet opportunities in the Middle East, and we compete with Netstar and Ctrack by Inseego, Tracker and Cartrack for consumer and small fleet mobile asset management deployments in South Africa, respectively.

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

Employees

The following table presents the breakdown of our employees at the date indicated:

	As of March 31,
	2019	2020	2021
South Africa	853	860	811
United States	71	79	69
United Kingdom	56	57	53
United Arab Emirates	26	29	21
Australia	37	39	39
Brazil	23	27	26
Uganda	4	4	4
Romania	5	5	5
Thailand	3	3	3
Total	1078	1103	1031

Full-time	989	1035	946
Part-time	89	68	85
Total	1078	1103	1031

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

The transmission of data over the Internet and cellular networks is a critical component of our SaaS business model. Additionally, as cloud computing continues to evolve, increased regulation by federal, state or foreign agencies becomes more likely, particularly in the areas of data privacy and data security. In particular, the dynamic regulatory environment in the European Union and the United Kingdom, made more uncertain due to Brexit, is resulting in additional and increasingly complex regulation in these areas and we believe that the similarly dynamic regulatory environment of the United States, will follow suit. New laws governing data privacy and data security will furthermore be enacted in many other regions. Laws governing the solicitation, collection, processing or use of data could impair our ability to manage and report on customer data, which is integral to the delivery of our SaaS solutions. Increased regulation and the expansion of our business and operations globally have required us to devote legal and other resources to address this regulation. We continuously update and will continue to evaluate our group data protection and security policies, charters and procedures, to assist in maintaining data privacy and data security in line with international practices.

Data privacy regulations and applicable laws in the United States, the European Union or elsewhere will regulate our ability to use the data we gather from our customers and increase the cost of doing business and could result in claims being brought by our customers or third parties. As discussed below, South Africa, which is currently our largest market, has its own data protection and security law which will be in force from July 1, 2021.

South African Regulatory Environment

The Protection of Personal Information Act, No. 4 of 2013 (the “POPI Act”) was promulgated into law in November 2013 in South Africa. Certain sections of the POPI Act came into effect on April 11, 2014. The majority of the remaining sections (especially the sections that create compliance requirements) came into effect on July 1, 2020. The POPI Act allows for a one-year transition period from its commencement for all persons to comply with its requirements, being until June 30, 2021. The last remaining sections, and thus the full POPI Act, will come into effect on July 1, 2021. We have evaluated the potential impact of the POPI Act, taking into account our existing and planned privacy and data security practices and procedures. We expect that the POPI Act’s implementation will have an impact on our data security and business costs, practices and procedures in South Africa. We are, with the assistance of a third party project specialist, in the final stages of our POPI Act implementation and compliance project.

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

Broad-Based Black Economic Empowerment

    The South African government established a legislative framework for the promotion of Broad-Based Black Economic Empowerment (“B-BBEE”). Achievement of B-BBEE objectives is measured by a scorecard which establishes a weighting for the various components of B-BBEE which relates to Ownership, Management Control, Skills Development, Enterprise and Supplier Development and Socio-Economic Development. The B-BBEE codes have a continuous review process which resulted in new B-BBEE Codes coming into effect on May 1, 2015, with more onerous compliance requirements, and proposed amendments. In addition, 2018 was a very active year in terms of additional proposed and actual changes to the Revised Codes of Good Practice (“RCoGP”) which were published by the DTI for public comment. In March 2018 the DTI gazetted the Youth Employment Service (“Y.E.S”) initiative as well as proposals on some changes to the Skills Development scorecard. The Y.E.S. Initiative was promulgated on August 28, 2018 by Minister Dr. Rob Davies and amongst others provide opportunities to corporates to improve their B-BBEE contributor level by virtue of participation in the Y.E.S. Initiative. Amendments to the RCoGP were also signed by the Minister of Trade and Industry on May 31, 2019 for implementation on December 1, 2019. These have an impact on the Skills Development and Enterprise and Supplier Development (including Preferential Procurement) pillars. In addition, some definitions and interpretations were further clarified and a few General Principles amended. MiX Telematics for one had to adjust its bursary program to ensure alignment with the amendments and invest significantly more towards tertiary studies of Black students.

It is important for us to achieve applicable B-BBEE objectives to ensure sustainability and contribute towards the realization of the National Development Plan 2030. In addition, B-BBEE objectives are pursued, in significant part, by requiring parties who contract with corporate, governmental and State Owned Enterprises in South Africa to achieve B-BBEE compliance through satisfaction of an applicable scorecard. Parties improve their B-BBEE contributor level when contracting with businesses that have earned good B-BBEE contributor levels in relation to their scorecards. In 2019 the Minister of Labor also declared his intention to promulgate Section 53 of the Employment Equity Act (“EE Act”) which means that every employer that makes an offer to conclude an agreement with any Organ of State for the furnishing of supplies or services to that Organ of State must comply to certain chapters of the EE Act and attach to the offer either a certificate proving compliance with the relevant Chapters of the EE Act; or a declaration by the employer that it complies with the relevant Chapters of the EE Act which when verified by the Director-General is conclusive evidence of compliance.

We have three material end-customers, which require MiX Telematics Enterprise SA Proprietary Limited to maintain at least a B-BBEE contributor level 3 as measured under the new B-BBEE Codes in addition to at least one requiring additional commitments in terms of Skills Development and Sub-Contracting of at least 30% of the contract value to a Small Black

Owned Supplier. The value of these contracts represented 2.7% of our total revenue for fiscal year 2021. MiX Telematics Enterprise SA Proprietary Limited has attained the agreed compliance targets in fiscal year 2021 and furthermore improved not only their position on the scorecard to the highest level possible but also its Black ownership in particular that of Black Women following the conclusion of the sales of assets (properties) as allowed for in the B-BBEE Codes. Failing to achieve applicable B-BBEE objectives could jeopardize our ability to maintain existing business or to secure future business from corporate, governmental or State Owned Enterprises that could materially and adversely affect our business, financial condition and results of operations.

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

Our business is affected by U.S. federal and state laws and regulations governing the collection, use, retention, sharing and security of data that we receive from and about our users. In recent years, regulation has focused on the collection, use, processing, disclosure and security of information that may be used to identify or is reasonably capable of being associated with, or could reasonably be linked, directly or indirectly, with a particular consumer, such as a name, address, email address, geolocation, biometric information, and/or professional or employment-related information (“personal information” or “personal data”). While several states are considering new privacy legislation, California was the first state to enact its own privacy law, the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA is applicable to certain businesses that collect personal information about California residents, requiring businesses to provide privacy notices to individuals and enhanced consumer rights (e.g., consumers may request deletion of, access to, or a copy of their personal information, as well as opt-out of the sale of their personal information). However, the CCPA carves out a B2B exemption so that most of its requirements do not apply to the personal information of employees or applicants held by the employing entity and used only to administer the employment relationship or applicant process; currently, the B2B exemption expires on January 1, 2023. The CCPA also creates a private right of action and statutory damages of $100-750 per violation in the event of data breach of unencrypted or “un-redacted” personal information, if the company does not have “reasonable” security. In addition, the California Attorney General has enforcement power and may issue penalties of up to $2,500 ($7,500 if intentional) per violation.

The California Privacy Rights Act (the “CPRA”), which amends the CCPA, will take effect on January 1, 2023. Most notably, under the CPRA, the definition of “personal information” is expanded to include “sensitive personal information” which includes government identifiers, account and login information, precise geolocation data, racial or ethnic origin, religious or philosophical beliefs, union membership, contents of mail, email and text messages, genetic data, and certain sexual orientation, health and biometric information. If collected, certain notices and choices to limit the use of sensitive personal information must be provided to consumers.

Virginia became the second state to enact its own privacy law, the Virginia Consumer Protection Act (the “VCDPA”) which will become effective on January 1, 2023. The VCDPA is applicable to certain businesses that collect personal data about Virginia residents, requiring businesses to provide privacy notices to individuals and enhanced consumer rights (e.g., consumers may request confirmation that their personal data is processed and opt out of targeted ads, sales of their personal data, and profiling, as well as request correction of, deletion of, and a copy of their personal data.) The definition of “personal data” also includes “sensitive data” which includes precise geolocation data. If collected, businesses must obtain prior consent to process a consumer’s sensitive data. While there is no private right of action under the VCDPA, the Virginia Attorney General may issue fines for the failure to cure a violation after notice of up to $7,500 per violation.

These state privacy laws may apply to mobile and Internet advertising privacy practices, depending on whether or not there is a sale or sharing of personal information pursuant to these laws. In addition, the FTC has conducted numerous discussions on this subject and suggested that more rigorous privacy regulation is appropriate, possibly including regulation of non-personally identifiable information which could, with other information, be used to identify an individual. The commercial use of our mobile technology may reduce exposure to FTC regulation and enforcement, but geo-location and similar services are receiving increased regulatory interest and as such may affect how we conduct our business in the future.

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

European Union Regulatory Environment

We are subject to regulation under the laws of the European Union. Of particular relevance with regard to the regulation of our solutions are matters of data protection and privacy. More broadly, any processing of personal data in the course of the provision of services is governed by the European Union data protection regime. The framework legislation at a European Union level in respect of data protection, Directive 95/46/EC, was superseded by the General Data Protection Regulation (EU) 2016/679 (“GDPR”), effective May 25, 2018. In addition, local State data protection and privacy laws apply as well. Some of these place obligations additional to the GDPR on organizations operating in the European Union, such as express suppression of positioning and speeding data when vehicles are used for private trips. The GDPR creates a single legal framework that applies across all EU member states, and in some circumstances, to processors in a state outside of the European Union where this activity affected EU citizens. The GDPR has compliance obligations for data controllers and data processors (we regard our solutions as falling within the processor obligations, on behalf of our customers, the controller). National Data Protection Authorities (“NDPAs”) are able to impose fines for violations ranging from 2% to 4% of annual worldwide turnover, or 10 million to 20 million Euro, whichever is greater. NDPAs have the power to carry out audits, request information, obtain access to premises and compel implementation of specific business practices where there are compliance concerns and risks. Data Controllers must be able to demonstrate that the personal data of any data subject can be lawfully processed on one of the six specified grounds, and flow down compliance obligations onto a processor.

The GDPR adopts a risk-based approach to compliance, under which controllers and processors bear responsibility for assessing the degree of risk that their processing activities pose to data subjects. A Controller may be required to perform data protection impact assessments before any processing that uses new technology and is likely to result in a high risk to data subjects. The GDPR requires controllers and processors to maintain records of their processing activities, and deal with a data security breach in a specific manner. Under the GDPR, data subjects have specific rights in certain circumstances, for example, the right to request that businesses delete their personal data (the right to be forgotten); to object to their personal data being processed; and to obtain a copy of their personal data within a set time frame.

Data flows within the European Union are not restricted, but some data out flows from the European Union are subject to restrictions to ensure an adequate protection for EU citizen’s personal data.

United Kingdom Regulatory Environment

As a result of its departure from the European Union, the United Kingdom is no longer subject to the EU GDPR framework. In the United Kingdom, data protection is governed by the Data Protection Act 2018 and the UK GDPR (which adopts the EU GDPR and procedures as at December 31, 2020 only) into UK law. At present, the United Kingdom and European Union regimes are similar. The UK framework places equivalent obligations on controllers and processors to those set out in the EU GDPR, including obligations on controllers to ensure lawful grounds for processing data, adequate security measures are in place to secure it, and equivalent rights are available to UK citizens to protect their personal data.

Cross-border Data Flows between the United Kingdom and the European Union

As a non-EU member state, the United Kingdom falls outside the free-data flow area between EU member states.

The UK Information Commissioner (as regulator instead of NDPAs) has recognized data transfers from the United Kingdom into the European Union as lawful, on the grounds that the EU GDPR offers “adequate and equivalent protection” for personal data. The European Union has established a temporary “adequacy bridge” (set out in the UK-EU Trade and Cooperation Agreement 2020) to enable the continuation of data flows on an interim basis from the European Union to the United Kingdom, pending a formal decision from the European Union to accept the adequacy of the United Kingdom data protection regime post-brexit. This acceptance is anticipated to be approved during 2021. In the event that the adequacy is not approved, standard contract clauses can be implemented to manage transfers without significant disruption to compliance.

Australian Regulatory Environment

The Australian Privacy Principles contained in the Privacy Act of 1988 (the “Privacy Act”) regulate the collection, use, retention, disclosure and security of personal information. Personal information is defined as “information or an opinion about an identified individual, or an individual who is reasonably identifiable, whether the information or opinion is true or not or is recorded in a material form or not”. Personal information includes location-based information where the information enables the location of an individual to be ascertained. Australian privacy laws in general prohibit the transfer of personal information outside Australia unless an exemption applies, such as the individual to whom the information relates has consented to the transfer. In some circumstances, the disclosure will be permissible if there is a data transfer agreement in place between the transferor and the transferee under which the transferee agrees to handle the information in accordance with the Australian Privacy Principles. Subject to a few exemptions, the Australian Privacy Principles require the transferor to take such steps as are reasonable in the circumstances to ensure that an overseas recipient does not breach the Australian Privacy Principles and the transferor may be held responsible for any breaches of Australian privacy laws when personal information is transferred outside Australia, regardless of whether there is a data transfer agreement in place.

The Notifiable Data Breach (“NDB”) scheme requires companies to notify individuals whose personal information is involved in a data breach that is likely to result in serious harm and includes recommendations about steps individuals should take in response to the breach.

History and development of the company
MiX Telematics Limited is a public company incorporated in the Republic of South Africa. Our principal executive office is located at 750 Park of Commerce Blvd., Suite 100, Boca Raton, Florida 33487. Our telephone number is +1-877-585-1088, and our web address is www.mixtelematics.com. We are regarded as being primary listed on the JSE and categorized as a domestic filer with regard to our ADSs on the NYSE.
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

Our agent for service of process in the United States is MiX Telematics North America, Inc., 750 Park of Commerce Blvd., Suite 100, Boca Raton, Florida 33487.
For further information on our principal investments and capital expenditures, see “Item 7. Liquidity and Capital Resources.”
Availability of information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. Additionally, our website, located at www.mixtelematics.com, also provides notifications of news or announcements regarding our financial performance, including press releases, public conference calls and webcasts.
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
SUMMARY OF RISK FACTORS
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flow, and future prospects. The following is a summary of the principal risks that should be considered before investing in our securities. The list below is not exhaustive, and investors should read this “Risk Factors” section in full. These and other risk are described in more detail in this Item 1A. Risk Factors.
Risks related to Our Business
•We may be unable to maintain our relationships with our existing customers, which could result in a loss of subscription revenue.
•The extent to which the coronavirus (“COVID-19”) outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.
•Any inability to adapt to rapid technological change in our industry could impair our ability to remain competitive and result in a decline in market acceptance of our products.
•Industry consolidation may result in increased competition, which could result in a loss of customers and/or a reduction in revenue.
•The loss of one or more of our key personnel, or our failure to attract, train and retain other highly qualified personnel, could prevent us from executing our growth plan.
•We may expand by acquiring or investing in other companies, which may divert our management’s attention, result in dilution to our shareholders and consume resources that are necessary to sustain our business.
•We may not be able to increase sales of our solutions, which could materially and adversely affect our ability to grow our business and increase revenue.
•We depend on certain key suppliers and vendors to manufacture our hardware, and an interruption in the supply of our hardware could impair our production capacity, which would impact our ability to supply hardware to customers.
•We depend on our network of dealers and distributors to sell our solutions and adverse changes in our relationships with significant dealers and distributors could cause a decline in sales.
•We depend on our cellular network providers for the transmission of data from installed in-vehicle devices to our data centers and we would incur significant costs if the services of these network providers became unavailable to us.
•Failure of businesses to adopt fleet management solutions could reduce the demand for our solutions.
•Changes in practices of insurance companies in the markets in which we provide our solutions could materially and adversely affect demand for products and services.
•Security or privacy breaches in our electronic transactions, data and asset tracking sensors may expose us to additional liability or result in a loss of customers, either of which events could harm our business.
•We are subject to U.S. and other anti-corruption laws, trade controls, economic sanctions and similar laws and regulations, including those in the jurisdictions where we operate. Our failure to comply with these laws and regulations could subject us to civil, criminal and administrative penalties and harm our reputation.
•Laws and regulations relating to the Internet and data privacy in the markets in which we operate are complex and continuously evolving, and compliance costs are high. As these laws and regulations continue to evolve, we may be required to increase our compliance-related expenditures or limit the manner in which we collect information, the types of information that we collect, or the solutions that we offer, which may impede our ability to provide our solutions or may reduce our profit margins in specific geographic regions.

•We may be exposed to risks related to litigation and administrative proceedings that could materially and adversely affect our business, results of operations and financial condition.
Risks related to Intellectual Property
•We have not traditionally relied on patents to protect our intellectual property, and we rely on trade secrecy laws, confidentiality agreements, confidentiality procedures and contractual restrictions to establish and protect our intellectual property rights, which provide only limited protection and may subject us to litigation.
•An assertion by a third party that we are infringing on its intellectual property rights could subject us to costly and time-consuming litigation or expensive licenses.
Risks related to South Africa
•Fluctuations in the value of the South African Rand have had, and will continue to have, a significant impact on our reported revenues and results of operations, which may make it difficult to evaluate our business performance between reporting periods and may also adversely affect the price of our ADSs.
•A lack of growth, high inflation or increased interest rates in the South African economy could reduce our anticipated revenue and increase our operating costs.
Risks related to an Investment in our Ordinary Shares and ADSs
•Certain provisions of South African law may limit our ability to issue securities and access the capital markets in the future, which could hinder our ability to raise capital in the future.

Risks Related to Our Business
We may be unable to maintain our relationships with our existing customers, which could result in a loss of subscription revenue.
We provide our solutions principally on a subscription basis, typically with an initial subscription term of three to five years and renewal terms varying from one to five years, or, for certain customers, on a month-to-month basis. However, our fleet customers have no obligation to renew their subscriptions after the initial term or after any renewal term expires. Consumer contracts, unless the contract is a prepaid contract, will continue indefinitely unless cancelled by the customer based on one calendar months' notice. We may be unable to retain existing customers and, as a result, our revenue would be adversely affected. Customers may choose to cancel or not to renew their subscriptions for many reasons, including:
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
The extent to which the COVID-19 outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.
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
Nearly all of our employees were required to work remotely, with the exception of our staff working in our monitoring centers, which were classified as an essential service. Some employees have subsequently returned to our offices; however, a number of employees continue to work from home. In addition, we have modified certain business and workforce practices (including suspension of the majority of business travel and cancellation of physical participation in certain meetings, events and conferences) and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, in which case our employees or other individuals may become sick, our ability to perform critical functions could be harmed, and we may be unable to respond to some of the needs of our global business. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We continue to monitor the design and effectiveness of internal controls, taking into account that employees may be working remotely. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers and other business counterparties.
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

•Reduced/delayed supply of components - We rely on contract manufacturers and other companies to provide electronic components and products that we use. The ongoing impact of COVID-19 on the global economy could impact the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our products and could impact our ability to meet customer demand. If we are unable to implement alternatives or other mitigations with respect to suppliers that may have potential delivery impacts due to COVID-19, our sales and financial results could be negatively impacted.

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

In addition, COVID-19 has resulted in, and may continue to result in, significant economic volatility and uncertainty in U.S. and international financial markets, which could adversely affect our access to capital markets and investment activity, negatively impacting the availability of capital, the terms and conditions of financing arrangements and the related costs of such financing. This could result in situations where financing may not be available to us at all, or at terms formerly available to us.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 and the measures taken in response thereto may have on our business, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. The nature and extent of the crisis, the public health measures to contain it, and the economic impact remain uncertain. We continue to monitor the effects of the outbreak on our business, results of operations, financial condition and liquidity as well as on our risk factors and the effectiveness of the control environment.
Any inability to adapt to rapid technological change in our industry could impair our ability to remain competitive and result in a decline in market acceptance of our products.
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
We may acquire complementary products, services, technologies or businesses. We also may enter into relationships with other businesses to expand our portfolio of solutions or to expand our ability to provide our solutions in foreign jurisdictions. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may be subject to conditions or approvals that are beyond our control, including anti-takeover and antitrust laws in various jurisdictions. We may seek to acquire other companies or businesses using our shares as consideration. Under the South African Companies Act, No. 71 of 2008, as amended (the “Companies Act”), we are prohibited from issuing shares representing 30% or more of our outstanding equity in connection with an acquisition without shareholder approval by way of special resolution. In terms of Johannesburg Stock Exchange (“JSE”) Listings Requirements, an acquisition or disposal constituting 30% or more of our market capitalization, will require shareholder approval. In addition, we are subject to New York Stock Exchange Listing Rules which, subject to limited exceptions, require shareholder approval of a transaction involving the sale, issuance, or potential issuance by a company of common stock (or securities convertible into or exercisable for common stock) equal to 20% or more of the common stock, or 20% or more of the voting power outstanding before the issuance, and in certain other circumstances. Consequently, these transactions, even if undertaken and announced, may not close.
An acquisition, investment or new business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the acquired company’s technology is not easily compatible with ours or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or any such acquisition, investment or business relationship may expose us to unknown liabilities, including litigation against the companies we may acquire, invest in or otherwise consummate a business relationship with. For one or more of those transactions, we may:
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
We depend on certain key suppliers and vendors to manufacture our hardware, and an interruption in the supply of components or of our hardware could impair our production capacity, which would impact our ability to supply hardware to customers.
We currently purchase key GSM (Global System for Mobile communications) module components of our hardware from two key suppliers. These modules and other electronic components used in the manufacture of our products, have extended lead times on orders. An interruption in the supply of components from these suppliers or a failure to identify the need to re-order components in a timely manner would significantly impact our operations and require us to identify and integrate our manufacturing and supply logistics with an alternate supplier, or use a substitute component, which could materially and adversely affect our business, results of operations and financial condition.
The components we use to manufacture hardware are predominately supplied by manufacturers and suppliers in China. The COVID-19 outbreak has adversely affected manufacturing capacity of electronic components. The component supply shortage and extended lead times may impact our business in terms of increased pricing and additional engineering projects to implement alternative components, however, we have so far been able to supply our customer demand and maintain commitments to customers.
We contract two vendors in South Africa to manufacture and assemble hardware, one of which changed during fiscal 2020. Each of these contracts is terminable on 12 months’ written notice. We have no financial control over, and limited operational influence on these vendors and the conduct of their businesses. These vendors could negatively impact our business by, among other things, extending delivery times, raising prices and limiting supply due to their own shortages and business requirements. Our two contract manufacturers produce different products for us and if the facilities at one of these contract manufacturers suffer a mass casualty event, it could take as much as three to five months, or longer, to replace production capacity. An extended interruption in the supply of hardware from our contract manufacturers could materially and adversely affect our production capacity and hence our ability to fulfill sales orders which could have a material adverse effect on our operations.
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
We currently distribute our products to enterprise fleet customers, including large enterprise fleets and small fleet operators, both directly and through third parties, who are assigned specific geographic territories in which they can sell, which we refer to as “dealers”.

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
The markets in which we participate are highly fragmented and competitive, with relatively low barriers to entry, and increased competition could result in reduced operating margins, increased sales and marketing expenses, and the loss of market share.
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
Demand for our fleet management solutions can fluctuate with the prices for crude oil and natural gas, which impact the attractiveness of our services and also directly affects our customers in the oil and gas industry, from whom we derive a significant portion of our revenues. Subscription revenues from oil and gas customers in fiscal year 2021 represented 24.5% of our total subscription revenue. Generally, lower oil and gas prices reduce the return on investment for many of our customers. Gains in fuel efficiency may lead to a relative decrease in the return on investment of our solutions perceived by our customers. The oil and gas industry is complex, and numerous geopolitical, economic, environmental and other factors affect pricing. Expectations for future crude oil and natural gas prices may affect our customers’ spending habits. Prolonged or substantial declines in crude oil and/or natural gas prices, or the perception that such prices will remain low, could materially and adversely affect our business, results of operations and financial condition.
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

Exposure to United Kingdom political developments, including the impact of the United Kingdom exiting from the European Union (also known as “Brexit”), could have a material adverse effect on our operations, specifically in Europe. The United Kingdom’s withdrawal from the European Union on January 31, 2020 created an uncertain political and economic environment in the United Kingdom and potentially across other EU member states for the foreseeable future, including while the United Kingdom reviews and reforms regulations derived from its prior membership in the European Union.

The results of our operations may be affected in a number of ways, including increasing currency exchange risk, generating instability in the global financial markets or negatively impacting the economies of the United Kingdom and Europe. The cost of servicing Europe from the United Kingdom may no longer be a viable option, and we may need to consider alternative options. The costs of having a UK-headquartered business may increase as a result of the potential weakening of the British Pound. Changes to existing trade agreements between Europe and the United Kingdom could lead to increased customs duties, tariffs and withholding taxes for the sale of our hardware and services from the United Kingdom into Europe, and may result in us being less profitable.

Security or privacy breaches in our electronic transactions, data and asset tracking sensors may expose us to additional liability or result in a loss of customers, either of which events could harm our business.
Any inability on our part to protect the information security of our networks, data processing systems, software products and platforms could have a material adverse effect on our reputation and profitability by exposing us to additional liability, increasing our expenses relating to resolution of these breaches and deterring users from using our products and services. Our systems and operations are vulnerable to damage or interruption from human error, a breach in cybersecurity, computer viruses, distributed denial of service attacks, spurious spam attacks, intentional acts of vandalism and similar events. We cannot assure you that our current security methods and measures will effectively counter evolving security risks, prevent future slowdowns or disruptions, protect against extraordinary attacks while addressing the security and privacy requirements of existing and future users. Any system failures, slowdowns or disruptions will likely result in unanticipated disruptions in service to our users, decreased levels of user satisfaction and significant negative effects on our reputation, which could materially and adversely affect our business.
We utilize third-party encryption and authentication technology providers to secure and review transmission of confidential information over the Internet, including private customer data such as bank account numbers and asset tracking data. Advances in technological capabilities, new discoveries in the field of cryptography, and a continually changing landscape of cybersecurity threats as well as other events or developments, could result in a compromise or breach of the technology we use to protect sensitive transaction data, including the technology provided by third-parties. If any such compromise of our data security, or the data security of our customers, were to occur, it could result in misappropriation of proprietary information or interruptions in operations, and have an adverse impact on our reputation or the reputation of our customers. If we are unable to detect and prevent unauthorized access to or use of confidential information including bank account numbers and asset tracking data, our business, results of operations and financial condition could be materially and adversely affected. Any such interruption or breach of our systems could also result in legal and reputational damage to our business, including legal claims and proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties, as well as remediation costs. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover legal, reputational and financial losses that may occur as a result of an interruption or a breach of our systems.

Our operating results may be harmed if we are required to collect sales, use, services or other related taxes for our solutions in jurisdictions where we have not historically done so.
We do not believe that we are ordinarily required to collect sales, use, services or other similar taxes from our customers in certain jurisdictions. However, one or more countries or states may seek to impose sales, use, services, or other tax collection obligations on us, including for past sales. For example, the European Commission introduced proposals addressing taxation of digital business operating within the European Union, but has not yet reached an agreement on a sales tax with a scope limited to digital advertising services. As a result, certain countries, including the United Kingdom, Italy and France moved to introduce their own digital service tax. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on the sale of our solutions, could result in substantial tax liabilities, including interest and penalty charges for past sales and decrease our ability to compete for future sales. We review applicable rules and regulations periodically and, when we believe sales and use taxes apply in a particular jurisdiction, we voluntarily engage tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in jurisdictions where we presently believe sales and use taxes are not due. Furthermore, we cannot be certain that we have recorded sufficient provisions on our consolidated financial statements to cover taxes.
Although our client contracts ordinarily provide that our clients must pay all applicable sales and similar taxes, they may be reluctant to pay back taxes, and may refuse responsibility for interest or penalties associated with those taxes. If we are unable to collect and pay back taxes and the associated interest and penalties, we will incur unplanned expenses that may be substantial.
Due to the nature of our business, our services are provided within multiple jurisdictions, including certain jurisdictions in which we may not have anticipated our services being provided or within which we may not have had prior dealings. Accordingly, there may be unforeseen obligations related to certain jurisdictions that were not identified or not adequately provided for in our contracts. These obligations could materially and adversely affect our financial position.
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
Doing business on a worldwide basis requires us to comply with the laws and regulations of various foreign jurisdictions. These laws and regulations place restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act (the “FCPA”), various export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), as well as Australian and European sanctions. We monitor compliance in accordance with the ten principles as set out in the United Nations Global Compact Principles, the Organization for Economic Co-operation and Development recommendations relating to corruption, and the International Labor Organization Protocol in terms of certain of the items to be monitored. As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption and trade control laws as well as sanctions regulations.
The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business, or securing any improper business advantage. It also requires us to keep books and records that accurately and fairly reflect our transactions. As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, the United Kingdom Bribery Act (the “Bribery Act”) which came into effect on July 1, 2011, extends beyond bribery of foreign public officials and also applies to transactions with individuals not employed by a government. The Bribery Act further punishes both the giving and receiving of bribes, whereas the FCPA only prohibits payment of a bribe. The provisions of the Bribery Act are also more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Some of the international locations in which we operate, lack a developed legal system and have higher than normal levels of corruption.
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
Emerging markets, including Africa, Eastern Europe, Mexico, the Middle East, Asia and South America, are subject to greater risks than more developed markets. The Middle East region is experiencing ongoing instability, which has affected and may continue to affect our growth in the region. The Brazilian market continues to experience political and economic issues such as high unemployment rates, high inflation rates and corruption allegations, which affect our growth in the region and our ability to introduce new services to the region. South Africa is experiencing political and economic issues, as well as high unemployment rates, which could affect our ability to maintain our existing customer base as well as our ability to grow our existing customer base. The political, economic and market conditions in many emerging markets present risks that could make it more difficult to operate our business successfully. These risks include:
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
•greater risk of uncollectible accounts and longer collection cycles; and
•introduction or changes to indigenization and empowerment programs.

Laws and regulations relating to the Internet and data privacy in the markets in which we operate are complex and continuously evolving, and compliance costs are high. As these laws and regulations continue to evolve, we may be required to increase our compliance-related expenditures or limit the manner in which we collect information, the types of information that we collect, or the solutions that we offer, which may impede our ability to provide our solutions or may reduce our profit margins in specific geographic regions.
Various laws and regulations associated with the Internet and data privacy are complex and increase our cost of doing business. Furthermore, these laws and regulations expose us to fines and penalties if we fail to comply with them. Although we have implemented procedures designed to comply with international practices and have established additional group policies, charters and procedures to assist in maintaining data privacy and data security, we have not undertaken a formal legal review to determine our compliance with data privacy and data security laws in jurisdictions outside of the UK, the European Union and South Africa.
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
Our solutions and products enable us to collect, manage and store a wide range of data related to fleet management such as mobile asset location and fuel usage, speed and mileage. We obtain our data from a variety of sources, including our customers and third-party providers. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal data, as well as requirements that must be followed if a breach of such personal data occurs. The California Consumer Privacy Act (“CCPA”), effective January 1, 2020, was the first consumer privacy law in the United States. The CCPA created new privacy rights for California consumers which will be expanded by the newly passed California Privacy Rights Act (“CPRA”), effective January 1, 2023. Virginia recently became the second state to enact a consumer privacy law, the Virginia Consumer Data Protection Act (“CDPA”). Effective January 1, 2023, the CDPA will also provide Virginia consumers with new privacy rights. Failure to comply to the CCPA or in future with the CPRA and CDPA (to the extent required) could result in penalties.
In the European Union, the General Data Protection Regulation (“GDPR”) came into effect on May 25, 2018. GDPR contains robust obligations on data processors and heavy documentation requirements for data protection compliance by companies. Amongst other requirements, GDPR governs data collection, use, storage and disclosure of personal data in the European Union. GDPR requires informed consent for the use of cookies and direct electronic marketing and imposes conditions on obtaining valid consent. Failure to comply with GDPR could result in penalties and fines for noncompliance. In addition to GDPR, the EU has another draft regulation in the approval process that focuses on the right to privacy. The proposed regulation, known as the ePrivacy Regulation would replace the member state laws that implement the current European Union ePrivacy Directive. The ePrivacy Regulation will significantly increase fines for non-compliance.
In the United Kingdom, data protection is governed by the Data Protection Act 2018 and the UK GDPR (which adopts the EU GDPR and procedures as at 31 December 2020 only). At present, the UK and EU regimes are similar. The UK framework places equivalent obligations on Controllers and Processors to those set out in the EU GDPR including obligations on Controllers to ensure lawful grounds for processing data, adequate security measures are in place to secure it, and equivalent rights are available to UK citizens to protect their personal data. As a non-EU Member state, the UK falls outside the free-data flow area between EU Member states. The UK Information Commissioner (as regulator instead of National Data Protection Authorities (“NDPAs”)) has recognized data transfers from the UK into the EU as lawful, on the grounds that the EU GDPR offers “adequate and equivalent protection” for personal data. The EU has established a temporary “adequacy bridge” (set out in the UK-EU Trade and Cooperation Agreement 2020) to enable the continuation of data flows on an interim basis from the EU to the UK, pending a formal decision from the EU to accept the adequacy of the UK data protection regime post-Brexit. This acceptance is anticipated to be approved during 2021. In the event that the adequacy is not approved, Standard Contractual Clauses can be implemented to manage transfers without significant disruption to compliance.
The Protection of Personal Information Act, No. 4 of 2013 (the “POPI Act”) was promulgated into law in South Africa in November 2013. Certain sections of the POPI Act came into effect on April 11, 2014. The majority of the remaining sections (especially the sections that create compliance requirements) came into effect on July 1, 2020. The POPI Act allows for a one year transition period from its commencement for all persons to comply with its requirements, being until June 30, 2021, where after the last remaining sections, and thus the full POPI Act, will come into effect. Any failure to comply with the POPI Act may result in a fine not exceeding R10 million and/or imprisonment of up to 10 years, depending on the severity of such failure.
We continuously update and will continue to evaluate our group data protection and security policies, charters, and procedures to assist in maintaining data privacy and data security in line with international practices.
We may also be subject to costly notification and remediation requirements if we, or a third party, determines that we have been the subject of a data breach involving personal data of individuals. Data breach notification regulations vary among the countries where we conduct business, and also vary among the states of the United States, and any such breach involving personal data could be subject to any number of these requirements.
As noted above, we have sought to implement internationally recognized practices regarding data privacy and data security. If our privacy or data security measures fail to comply, or are perceived to fail to comply, with current or future laws and regulations, we may be subject to litigation, regulatory investigations, fines or other liabilities. Moreover, if future laws and regulations limit our customers’ ability to use and share this data or our ability to store, process and share data with our customers over the Internet, demand for our solutions could decrease and our costs could increase. We might also have to limit the manner in which we collect data, the types of personal data that we collect, or the solutions we offer. Any of these risks would materially and adversely affect our business, results of operations and financial condition.
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
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions about, among other things, the assessment of expected cash flows used in evaluating goodwill and long-lived assets for impairment, the amortization period for deferred commissions, the determination of useful lives of the Company’s customer relationships, maintenance and warranty accruals, contingencies, expected credit losses, the classification of devices and other hardware as in-vehicle devices (equipment) versus inventory based on the future expectation of the different types of customer contracts, income and deferred taxes, unrecognized tax benefits, valuation allowances on deferred tax assets and stock-based compensation. These estimates and assumptions affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us, and related disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price. In addition, new accounting standards, amendments and interpretations of accounting standards have occurred and may occur in the future that could adversely affect our reported financial results.
We may be exposed to risks related to litigation and administrative proceedings that could materially and adversely affect our business, results of operations and financial condition.

Our business may expose us to litigation and administrative proceedings relating to labor, regulatory, tax proceedings, governmental investigations, tort claims, contractual disputes and criminal prosecution, among other matters, that could materially and adversely affect our business, results of operations, and financial condition. In the context of these proceedings, we may not only be required to pay fines or monetary damages but also be subject to sanctions or injunctions affecting our ability to continue our operations. While we may contest these matters vigorously and make insurance claims when appropriate, litigation and other proceedings are inherently costly and unpredictable, making it difficult to accurately estimate the outcome of actual or potential litigation or proceedings. Although we will establish provisions in accordance with the requirements of GAAP, the amounts that we reserve could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process. In addition, litigation and administrative proceedings can involve significant management time and attention and be expensive, regardless of outcome. During the course of any litigation and administrative proceedings, there may be announcements of the results of hearings and motions and other interim developments. If securities analysts or investors regard these announcements as negative, the trading price of our ordinary shares and ADSs may decline. For more information, see “Item 3. Legal Proceedings.”

Risks Related to Intellectual Property
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
We also rely, to a limited extent, on patent, trademark and copyright law. A patent covering certain aspects of our Beam-e product was issued in South Africa during fiscal year 2014 and a patent covering a method for driver verification was issued during fiscal year 2015. A further patent for an asset tracking system and method was issued in Brazil on May 4, 2021. We have traditionally not sought patent protection over our intellectual property. As a result, we may not be able to successfully defend our intellectual property from third-party infringement.
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
In addition, we store data, host our solutions and serve all of our customers from our servers, which are located at third-party data center facilities in Algiers in Algeria, Sydney in Australia, Muscat in Oman, Dublin in Ireland, Dubai in UAE and Virginia in the United States. While we control and have access to the servers and some of the physical components that are located in these external data centers, we do not control the operation of these facilities or certain equipment. Problems faced by our third-party data center locations, with the telecommunications network providers with whom they or we contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Third-party operators of our data centers could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our secure third-party data center operators or any of the service providers with whom they or we contract may have negative effects on our business, the nature and extent of which are difficult to predict.
In addition to data hosted at third party data centers, we have transitioned the vast majority of our data to cloud-based service platforms such as Amazon Web Services (“AWS”) and Azure. The use of such service presents similar risks to the use of a conventional third party hosted environment, although at a level that is viewed internally as considerably lower. The use of cloud-based servicing may however present additional complexity which may be more easily managed using physical data centers, for example the jurisdiction of data and applicability of various laws and regulations denoting the transfer of data between jurisdictions is more complex in a cloud based environment.
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
In South Africa we are reliant on Eskom (South African Power Utility), which has had challenges in meeting the country’s power demand, resulting in load shedding and intermittent power outages. Although it has not resulted in our operations being impacted directly, not having power in some of the Global System for Mobile Communications (“GSM”) signal towers may impact our ability to locate and track vehicles in that area.
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
GPS is a satellite-based navigation and positioning system consisting of a network of orbiting satellites. These satellites and their ground support systems are complex electronic systems, subject to electronic and mechanical failures and possible sabotage and it is not certain that the U.S. government will remain committed to the operation and maintenance of GPS satellites in the future. In addition, technologies that rely on GPS depend on the use of radio frequency bands and any modification of the permitted uses of these bands may adversely affect the functionality of GPS and, in turn, our solutions. The satellites and their ground control and monitoring stations are maintained and operated by the U.S. Department of Defense, which does not currently charge users for access to the satellite signals and does not impose on the ability to access location data. We cannot assure you that it will not do so in the future. Any disruption, failure, increase in costs or regulatory hurdles could impede the functionality and/or cost of our solutions, which could adversely affect our business. The communication systems that we use to host and transmit data may be subject to security incidents, which may also subject the Company to regulatory enforcement and client pressures.
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
Due to the significant fluctuation in the value of the South African Rand and its impact on our results, you may find it difficult to compare our results of operations between financial reporting periods. This difficulty may have a negative impact on the price of our ADSs and/or increase their volatility. During fiscal year 2021, the South African Rand weakened by 10.8% against the U.S. Dollar (Rand/U.S. Dollar exchange rate averaged R16.37 and fluctuated between a high of R18.59 and a low of R14.78). This compared to an average exchange rate of R14.78 during fiscal year 2020 (which fluctuated between a high of R17.92 and a low of R13.90). The South African Rand exchange rate is affected by various international and South African political factors and economic conditions resulting since the outbreak of the COVID-19 pandemic.
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
We have three material end-customers, which require MiX Telematics Enterprise SA Proprietary Limited to maintain at least a B-BBEE contributor level 3 as measured under the new B-BBEE codes in addition to at least one requiring additional commitments in terms of skills development and sub-contracting of at least 30% of the contract value to a Small Black Owned Supplier. The value of these contracts represented 2.7% of our total revenue for fiscal year 2021. MiX Telematics Enterprise SA Proprietary Limited has attained the agreed compliance targets in fiscal year 2021 and furthermore improved not only their position on the scorecard to the highest level possible but also its Black ownership in particular that of Black Women following the conclusion of the sales of assets as allowed for in the B-BBEE codes. Failing to achieve applicable B-BBEE objectives could jeopardize our ability to maintain existing business or to secure future business from corporate, governmental or state-owned enterprises that could materially and adversely affect our business, financial condition and results of operations.
We currently have continued recognition of Black ownership by previous shareholders, until the end of fiscal 2022. The continuing consequences principle enables companies to continue claiming points for ownership based on the number of years the Black participants held shares before selling them. With a portion of the continuing consequences recognition coming to an end during fiscal year 2022, it is important for MiX Telematics to explore a Black shareholder opportunity at the Group level in order to recognize flow-through to all South African entities.

The B-BBEE reporting requirements are extremely onerous around the preferential procurement aspect, in that companies must now submit detailed information of suppliers with the compliance report.
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
A lack of growth, high inflation or increased interest rates in the South African economy could reduce our anticipated revenue and increase our operating costs.
The South African Reserve Bank estimated and expects gross domestic product (“GDP”) to grow by 3.8% in 2021. The same report indicated that GDP is expected to grow by 2.4% in 2022 and 2.5% in 2023. The International Monetary Fund, in April 2021, indicated that the South African economy is expected to grow by 3.1% per annum in 2021.
Current economic projections are uncertain as a result of the unpredictable evolution of COVID-19, potential further lockdowns globally, delays in the rollout of vaccination programs and different rates of economic recovery globally. The South African economy has in the past and may in the future continue to be characterized by rates of inflation and interest rates that are substantially higher than those prevailing in the United States and other developed economies. The Reserve Bank is expecting inflation to rise to the midpoint between 3% and 6% of the target band, reaching 4.5% in 2023.

These economic conditions may be further impacted by the South African credit ratings from the three major credit rating agencies, All three major rating agencies kept the South African credit ratings on Non-Investment Grade Speculative, however all three rating agencies have downgraded South Africa one rating on their rating scale. All rating agencies had a negative outlook.
•Standard & Poor’s lowered the South African sovereign credit rating to BB- into non-investment grade on April 29, 2020;
•Fitch maintained a sub-investment grade from BB to BB- and maintained a negative outlook on November 21, 2020; and
•Moody’s maintained sub-investment grade with a negative outlook on November 21, 2020, however they lowered the rating from Ba1 to Ba2.
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
Risks Related to an Investment in our Ordinary Shares and ADSs
Sales of our ordinary shares may adversely affect the prices of our ordinary shares and ADSs.
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
•ADS price and volume fluctuations attributable to inconsistent trading volume levels of our ADSs; and
•changes in general economic, industry, and market conditions.
We issue quarterly press releases and other disclosure of our financial results. Our quarterly operating results will fluctuate in the future as a result of a variety of factors, including, but not limited to, impact of COVID-19 on our business and the businesses of our customers, our ability to accurately forecast revenue and appropriately plan our expenses, long sales cycles for our enterprise fleet management solutions, service outages or security breaches and any related occurrences which could impact our reputation as well as fluctuations in currency exchange rates. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our ordinary shares and ADSs could decline substantially.
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
Exchange rate volatility may adversely affect the market price of our ADSs and any dividends payable to ADS holders.
As discussed above and further discussed below, there have been significant fluctuations in the exchange rate between the South African Rand and the U.S. Dollar, specifically since the outbreak of COVID-19 and the adverse market conditions created as a result. Unforeseen events in international markets, fluctuations in interest rates, changes in capital flows, political developments or inflation rates may cause further exchange rate instability that could, in turn, depress the value of the South African Rand, thereby decreasing the U.S. Dollar value of our ADSs and any dividends or distributions paid on the ordinary shares underlying the ADSs.
Our shares trade on more than one market and this may result in price variations.
Our ordinary shares have been traded on the JSE since 2007, and our ADSs have been traded on the New York Stock Exchange (the “NYSE”) since August 2013. Trading in our ordinary shares and ADSs on these markets takes place in U.S. Dollars on the NYSE and South African Rand on the JSE, and at different times, resulting from different time zones, trading days and public holidays in the United States and South Africa. The trading prices of our ordinary shares and ADSs on these two markets may differ due to these and other factors. Any decrease in the price of our ordinary shares on the JSE could cause a corresponding decrease in the trading price of our ADSs on the NYSE.

We reported a material weakness in our internal controls over financial reporting in the prior fiscal year. Although we have remediated the material weakness, we cannot assure you that other material weaknesses will not occur. An ineffective control environment might impair our ability to produce accurate and timely financial statements, which could adversely affect our operating results, our ability to operate our business and investors’ and customers’ view of us.
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
In 2020, we identified a material weakness related to ineffective financial close and reporting controls in the areas of management review of financial statement information and independent review of journal entries in our South African-based reporting segments. For a discussion of the material weakness and our remediation efforts, see Item 9A, Controls and Procedures, in this Annual Report on Form 10-K. Although we have remediated the previously reported material weakness, we cannot assure you that that other material weaknesses will not occur. The material weakness that was reported in our Annual Report on Form 10-K for the year ended March 31, 2020, related to the ineffective design and operation of the financial statement close and reporting controls in the areas of management review of financial statement information and independent review of journal entries in our South African-based reporting segments, was remediated as of March 31, 2021.
If we fail to maintain an effective internal control environment, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business, and investors’ and customers’ views of us. In addition, if we identify any additional material weaknesses in the future, the disclosure of that fact, even if quickly remediated could reduce the market’s confidence in our financial statements and negatively affect the trading price of our ADSs.
Inherent limitations on the effectiveness of the system of disclosure controls and procedures could result in misstatement due to error or fraud going undetected.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls or the procedures. Accordingly, even disclosure controls and procedures designed and operating effectively, can only provide reasonable assurance of achieving their control objectives. Because of the inherent limitations in a cost effective system of internal controls, misstatement due to error or fraud may occur and not be detected.

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
We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our ordinary shares or ADSs less attractive to investors.
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
At May 28, 2021, our executive officers, directors, current 5% or greater shareholders and entities affiliated with them, beneficially own 32,4% of our ordinary shares. This significant concentration of share ownership may adversely affect the trading price for our ordinary shares and ADSs because investors often perceive disadvantages in owning stock in companies with concentrated share ownership. In addition, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Shareholders owning greater than 25% of our outstanding ordinary shares will have the ability to block certain corporate actions, including the issuance of additional equity securities for cash. See “Certain provisions of South African law may limit our ability to issue securities and access the capital markets in the future, which could hinder our ability to raise capital in the future.” Consequently, this concentration of ownership may have the effect of exacerbating the delays and limitations on capital market transactions and could materially and adversely affect our business, results of operations and financial condition.
Certain provisions of South African law may limit our ability to issue securities and access the capital markets in the future, which could hinder our ability to raise capital in the future.
The authority of our Board of Directors to issue additional securities is limited by the JSE Listings Requirements and certain provisions of the Companies Act and our Memorandum of Incorporation, and as a result we may be unable to access the capital markets on a timely basis when it is opportune to do so. Under the JSE Listings Requirements, the issuance of equity securities, or securities convertible into equity securities, for cash by our Board of Directors requires shareholder approval, either by means of a specific authority for a specific transaction or by way of a general authority, for a limited time period. If a general authority is not in place, we may experience extended delays and uncertainty in seeking shareholder approval for financing transactions and as a result we may be unable to execute financing transactions with available investors, on advantageous terms or at all. Moreover, while a general authority could allow our Board of Directors to issue for cash additional ordinary shares representing up to 30% of the ordinary shares outstanding at the time of the general authorization, as a practical matter, shareholders in the South African market are often reluctant to grant general authorities up to the 30% threshold. The Company has sought a general authority to issue equity securities, or securities convertible into equity securities, for cash, limited to 5% of the ordinary shares outstanding at the time the general authorization is sought. A general authorization would not permit our Board of Directors to issue ordinary shares for cash with a greater than 10% discount to the 30-day volume-weighted average price, as of the issuance date, which, if we were to experience significant financial difficulties in the future, could prevent us from obtaining funds when needed. Shareholders owning greater than 25% of our outstanding ordinary shares have the ability to block an issuance of ordinary shares for cash. The Company has sought a further limited authority approving the placement of the authorized but unissued shares of the Company under the control of directors who may issue such shares in their discretion.  This authority, if approved by a majority of shareholders, is only valid until the Company’s next annual general meeting or until renewed; is in line with the Memorandum of Incorporation and provides limited flexibility to execute financing transactions or any approval of a general authorization to our Board of Directors. While we will be able to issue non-

convertible debt securities without shareholder approval, we will not be able to grant any voting rights to debt holders, which would be likely to increase the cost of any such debt issuance to the Company.
The relative volatility and illiquidity of the South African securities markets may substantially limit your ability to sell the ordinary shares underlying our ADSs at the price and time you desire.
Our ordinary shares are listed for trading on the JSE. Investing in securities that trade in emerging markets, such as South Africa, often involves greater risk than investing in the securities of issuers in the United States, and such investments are generally considered to be more speculative in nature. The South African securities market is substantially smaller, less liquid, more concentrated and can be more volatile than major securities markets in the United States. The South African securities market was also severely impacted by the outbreak of COVID-19. There is also significantly greater concentration in the South African securities markets than in major securities markets in the United States. On May 28, 2021, the JSE total market capitalization amounted to R18,949.5 billion ($1,376.7 billion) and this market capitalization was represented by 331 companies. Accordingly, although you are entitled to withdraw the ordinary shares underlying our ADSs from the depositary at any time, your ability to sell such shares at a price and time you desire may be substantially limited. The Bank of New York Mellon (“BNYM”) serves as the depositary (the “depositary”) with respect to the ADSs.
Holders of our ADSs in the United States may have difficulty bringing actions and enforcing judgements, against us, our directors and our executive officers based on the civil liabilities provisions of the federal securities laws or other laws of the United States or any state thereof.
We are incorporated in South Africa; however, half of our directors and the majority of our senior management reside within of the United States. The rest of the directors, senior management and certain experts names herein, either reside in South Africa or other jurisdictions. A portion of the assets of these persons and substantially all of the Company’s assets are therefore located outside of the United States. As a result, it may not be possible for investors to enforce against these persons or us a judgement obtained in a United States court predicated upon the civil liability provisions of the federal securities or other laws of the United States or any state thereof. South Africa is also not party to any international treaty or convention relating to the enforcement of foreign judgements.
A foreign judgement is not directly enforceable in South Africa, but constitutes a cause of action which will be enforced by South African courts provided that:
•the court that pronounced the judgement had jurisdiction (under its own laws) to entertain the case according to the principles recognized by South African law with reference to the jurisdiction of foreign courts;
•the defendant was a resident subject to the foreign court’s jurisdiction or was at least present in the foreign court’s jurisdiction at the commencement of the action, or must have submitted to that court’s jurisdiction either contractually or by conduct, in the latter instance, by defending the case on its merits;
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
Holders of our ADSs may not receive dividend payments, which could cause you to lose some or all of the value of any dividend distribution.
Under the terms of our deposit agreement with the depositary for our ADSs, the depositary will convert any cash dividend or other cash distribution we pay on the ordinary shares underlying the ADSs into U.S. Dollars, if it can do so on a reasonable basis and can transfer the U.S. Dollars to the United States. If this conversion is not possible or if any government approval becomes necessary and cannot be obtained, the deposit agreement allows the depositary to distribute the foreign currency only to those ADS holders to whom it is permissible to do so. If the exchange rate fluctuates significantly during a time when the depositary cannot convert the foreign currency or distribute a payment to you, you may lose some or all of the value of any dividend distribution. We consider the issuance of such dividends on a quarter-by-quarter basis.
Holders of our ADSs may be subject to additional risks related to holding ADSs rather than ordinary shares.
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
As a holder of ADSs, and not the ordinary shares underlying your ADSs, we will not treat you as one of our shareholders and you will not be able to exercise shareholder rights. The depositary will be the holder of the ordinary shares underlying your ADSs, and ADS holders will be able to exercise voting rights with respect to the ordinary shares represented by the ADSs only in accordance with the deposit agreement relating to the ADSs. There are practical limitations on the ability of ADS holders to exercise their voting rights due to the additional procedural steps involved in communicating with these holders. For example, holders of our ordinary shares will receive notice of shareholders’ meetings by mail, the securities exchange news service of the JSE or by other means and will be able to exercise their voting rights by either attending the meeting in person or voting by proxy. ADS holders, by comparison, will not receive notice directly from us. Instead, in accordance with the deposit agreement, we will provide notice of any applicable meeting date to the depositary as soon as practicable. If we ask it to do so, as soon as practicable after receiving notice from us of any such meeting, the depositary will mail to holders of ADSs the notice of the meeting and a statement as to the manner in which voting instructions may be given by holders. Subject to satisfaction of the foregoing standard, there is no specified number of days within which the depositary must mail ADS holders the notice of meeting and voting instructions. To exercise their voting rights, ADS holders must then instruct the depositary as to voting the ordinary shares represented by their ADSs. Due to these procedural steps involving the depositary, the process for exercising voting rights may take longer for ADS holders than for holders of ordinary shares. The ordinary shares represented by ADSs for which the depositary fails to receive timely voting instructions may not be voted at all.

Judgements of South African courts with respect to our ADSs will be payable only in South African Rand, which could expose any prevailing party to exchange rate risk until the judgement is collected.
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
By purchasing ADSs, holders will irrevocably submit to the jurisdiction of state or federal courts in New York, New York in connection with any legal suit, action or proceeding relating to the deposit agreement or our ADSs.
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
There is a risk that we will be classified as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. holders of ordinary shares or our ADSs.
We may be classified as a PFIC for U.S. federal income tax purposes, which could result in adverse U.S. federal income tax consequence to U.S. holders.
Based on the current price of our ADSs and the composition of our income and assets, we do not believe that we are a PFIC for U.S. federal income tax purposes for our current taxable year ended March 31, 2021. However, a separate determination must be made after the close of each taxable year as to whether we are a PFIC. We cannot assure you that we will not be a PFIC for any future taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held an equity share or an ADS, certain adverse U.S. federal income tax consequences could apply to the U.S. holder.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive offices are located in Boca Raton, Florida. In addition, we maintain facilities in various locations outside of the United States, including South Africa, the United Kingdom, Uganda, Brazil, Australia, Romania, Thailand and the United Arab Emirates. All of our facilities are leased. During fiscal 2020, we acquired property located in Midrand, South Africa, which we previously leased from TPF Investments Proprietary Limited, a company over which Robin Frew (non-executive Chairperson of the Company) exercised significant influence. We sold it immediately to Black Industrialists Group Property Management Company (Pty) Ltd (“BIG”), a non-related party, as part of a Broad-Based Black Economic Empowerment (“B-BBEE”) transaction. Furthermore, our property located in Stellenbosch, South Africa, was sold during fiscal 2020 under a sale and leaseback transaction with BIG as part of a B-BBEE transaction. We now lease both properties from BIG. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as needed to accommodate any potential expansion.

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

Patent Infringement matter

PerDiemCo, LLC v. MiX Telematics Limited and MiX Telematics North America, Inc. (Case No. 2:21-cv-00190, United States District Court for the Eastern District of Texas): This patent infringement case was filed on May 29, 2021, in United States federal court in the Eastern District of Texas. In the complaint, PerDiemCo alleges that MiX Telematics’ “ELD and geo-fencing products and services” including “MiX On-Board Computers (e.g. 3000 or 4000 Series products),” MiX Rovi II, MiX Fleet Manager, and MiX Telematics’ related Software as a Service infringe United States patent numbers 10,382,966; 10,021,198; 9,871,874; 9,680,941; 10,277,689; 10,602,364; 10,284,662; 10,397,789; 10,819,809; 10,171,950. The complaint does not specify the amount of the alleged damages. MiX Telematics is preparing its response to the complaint.

From time to time, we have been and may become involved in further legal proceedings arising in the ordinary course of our business and, while there can be no assurance, the Company currently believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information
The principal market for the ordinary shares of MiX Telematics Limited is the JSE, and the ordinary shares are traded under the symbol “MIX”. The Company’s ADSs are listed on the NYSE and are traded under the symbol “MIXT”. BNYM serves as depositary with respect to the ADSs.

Holders of record
As of May 28, 2021, there were 1,589 holders of record of our ordinary shares.

Dividends policy
Dividend payments are currently considered on a quarter-by-quarter basis.

Securities authorized for issuance under equity compensation plans

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Purchases of equity securities by the issuer and affiliated purchasers
On May 23, 2017, our Board of Directors approved a share repurchase program of up to R270 million (equivalent of $18.1 million as of March 31, 2021) under which the Company may repurchase its ordinary shares, including American Depositary Shares (“ADSs”). The Company may repurchase its shares from time to time at its discretion through open market transactions and block trades, based on ongoing assessments of the capital needs of the Company, the market price of its securities and general market conditions. This share repurchase program may be discontinued at any time by the Board of Directors, and the Company has no obligation to repurchase any amount of its securities under the program. The repurchase program will be funded out of existing cash resources.

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

Fiscal 2021 purchase
There were no purchases during fiscal 2021 under the share repurchase program.

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
Overview
We are a leading global provider of connected fleet and mobile asset solutions delivered as Software as a Service (“SaaS”). Our solutions deliver a measurable return by enabling our customers to manage, optimize and protect their investments in commercial fleets or personal vehicles. We generate actionable insights that enable a wide range of customers, from large enterprise fleets to small fleet operators and consumers, to reduce fuel and other operating costs, improve efficiency, enhance regulatory compliance, enhance driver safety, manage risk and mitigate theft. Our solutions mostly rely on our proprietary, highly scalable technology platforms, which allow us to collect, analyze and deliver information based on data from our customers’ vehicles. Using an intuitive, web-based interface, dashboards or mobile apps, our fleet customers can access large volumes of real-time and historical data, monitor the location and status of their drivers and vehicles and analyze a wide number of key metrics across their fleet operations.

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

Impact of COVID-19
In December 2019, a novel strain of coronavirus was reported in China (“COVID-19”). In January 2020, the World Health Organization (“WHO”) declared this outbreak a Public Health Emergency of international concern and, subsequently, it was declared a pandemic in March 2020. The outbreak continued to spread globally, affecting global economic activity and financial markets. We have considered the impact of COVID-19 including its impact on expected credit losses and potential goodwill impairments, however numerous uncertainties remain, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact on our customers and other factors identified in Item 1A. “Risk Factors - The extent to which the COVID-19 outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.” in this Form 10-K.
Business, employees and operations
Due to extensive measures implemented by various governments, all of our employees were required to work remotely, with the exception of our staff working in our monitoring centers, which were classified as an essential service. We have implemented appropriate safeguards for these centers. In addition, we have modified certain business and workforce practices (including extended work from home requirements, suspension of certain business travel and cancellation of certain physical participation in meetings, events and conferences) and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by governmental and regulatory authorities.
During the first quarter of fiscal year 2021, we implemented various cost-saving measures, including headcount reductions, deferred salary increases, a hiring freeze across the business, and significant reductions in discretionary spending. We started to realize the benefit of these actions in the second quarter. As part of the headcount reductions in fiscal 2021, we incurred a $1.1 million restructuring charge as we committed to plans to restructure certain parts of our business as a measure to minimize the adverse economic and business effect of the COVID-19 pandemic and to re-align resources to our current business outlook and cost structure. The restructuring activities mainly related to the CSO, Africa Middle East and Australasia and North America reporting segments.

COVID-19 has disrupted the operations of our customers and channel partners, our operations and the results of our operations. COVID-19 currently has had and, we believe, will continue to have an adverse impact on global economies and financial markets. For example, the continued economic uncertainty in the oil and gas sector has resulted in significant declines in our customer’s fleet sizes whilst similar disruption is evident in our bus and coach vertical following significantly reduced demand for public transport as a result of various governmental shut downs in multiple jurisdictions where we operate. This has and will continue to have a negative impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. During fiscal year 2021, we experienced a contraction of 73,800 subscribers as a result of the economic conditions attributable to the COVID-19 pandemic. The net contraction in subscribers resulted in a decrease in reported subscription revenues.

Cash resources and liquidity
Based on our internal projections we believe that we have sufficient cash reserves to support us for the foreseeable future. Further details on our cash resources and borrowings available under our credit facilities are provided in the liquidity and capital resources section below.
Financial position and impairments
We have taken into account the impact of COVID-19, to the extent possible, on our financial statements as of reporting date. However, future changes in economic conditions related to COVID-19 could have an impact on future estimates and judgements used, particularly those relating to Goodwill sensitivities and impairment assessments, as well as expected credit losses. Refer to note 2 to the Consolidated Financial Statements for additional information regarding Goodwill sensitivities. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

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
Subscription revenue has increased as a percentage of total revenue due to a reduction in hardware and other revenue. In fiscal years 2019, 2020 and 2021, subscription revenue represented 85.7%, 87.6% and 89.3% respectively, of our total revenue. In fiscal years 2019, 2020 and 2021, our top 10 customers represented 24.9%, 23.7% and 21.8% respectively, of our subscription revenue.
Subscribers
Subscribers represent the total number of discrete services we provide to customers at the end of the period.

	Fiscal Year Ended March 31,
	2019	2020	2021
Subscribers	750,455	818,487	744,677

Factors Affecting Our Performance
Level of Subscription Revenue and Hardware Revenue
We have historically been focused on growing our recurring subscription revenue base and entering into more fully bundled deals. As a result of an increase in the total subscriber base, and due to new and existing subscribers moving to fully-bundled subscriptions, subscription revenue has increased as a percentage of revenue. In fiscal year 2021, subscription-based revenues accounted for 89.3% of our total revenues, up from 87.6% in 2020 and 85.7% in 2019. Due to the uncertainty surrounding the level of business disruption as a result of the spread of COVID-19, the Company suspended its practice of issuing financial guidance during fiscal 2021 and has also not provided guidance for fiscal 2022.

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

In fiscal year 2021, the Rand weakened by 10.8% against the U.S. Dollar and by 13.7% against the British Pound, as shown in the table below.

	Average exchange rate for Fiscal Year Ended March 31,
	2019	2020	2021
South African Rand for U.S. Dollars (per $1.00)	13.75	14.78	16.37
% movement	5.9%	7.5%	10.8%
South African Rand for British Pound (per £1.00)	18.03	18.78	21.35
% movement	4.8%	4.2%	13.7%

We expect continued exchange rate volatility in the South African Rand against other major currencies. The South African Rand has been even more volatile due to the uncertain economic conditions including the effect of COVID-19 and it is uncertain how long this will continue. As of June 10, 2021, the South African Rand/U.S. Dollar exchange rate was 13.65, 16.6% stronger than the average exchange rate for fiscal 2021.
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
Changing Customer Needs and Ongoing Investment in Technology
We continuously analyze market trends and opportunities in the various geographies in which we operate and have identified an opportunity to increase subscription revenue growth by the addition of new products and services in certain of the regions in which we operate. Our investment in software development is core to our business strategy. Our software teams employ an agile software development methodology. We have made a significant investment in product development, and we have routinely been among the first to market with innovative solutions and features that cater to the needs of our customers. For example, major updates to the MiX Vision solution were made in fiscal year 2021, with MiX Vision AI poised for launch in calendar year 2021.

Long Sales Cycle for Our Enterprise Fleet Management Solutions
From period to period, our revenues may fluctuate depending upon the customer contracts we have secured. The typical sales cycle for large enterprise fleet management solutions contracts may be long, especially in comparison to the sales cycle for our consumer solutions. It may also be difficult for us to predict the timing of when we will enter into enterprise fleet management contracts.
Longer sales cycles for large contracts, for both customers who purchase in-vehicle devices and those who opt for the fully bundled option, may affect the comparability of financial results in certain segments. Our revenue may fluctuate from period to period depending on the level and timing of hardware sales, while subscription revenue growth is also impacted by the timing of the rollout of large enterprise fleets. We are focused on mitigating these long sales cycles and the associated volatility by enhancing our sales pipeline management process, by increasing our sales and marketing investment levels across all geographical segments and by diversifying our customer segment focus.
Investment in Sales and Marketing
We offer our solutions in over 120 countries through a combination of our direct and indirect marketing efforts. Our sales and marketing strategy is segmented by geographic region and customer type in order to cost effectively target and acquire new customers. In certain regions, we sell subscriptions of our fleet management solutions to large enterprise fleets through our direct sales force. In other regions, and for sales to small fleet operators and consumers, we work with an extensive distribution network of regional partners and national distribution dealers. Through our central services organization headquartered in South Africa, we provide optimized marketing, product management, technical and distribution support to each of our regional sales and marketing operations. We continue to focus on growth and expect to continue to invest in sales and marketing to grow our customer base and to expand within existing customers.
Basis of Presentation and Key Components of Our Results of Operations
In fiscal year 2021, we managed our business in six segments which include Africa, Americas, Brazil, Europe and the Middle East and Australasia (our regional sales offices (“RSOs”)), and our central services organization (“CSO”). CSO is our central services organization that wholesales our products and services to our RSOs which, in turn, interface with our end-customers, distributors and dealers. CSO is also responsible for the development of our hardware and software platforms and provides common marketing, product management, technical and distribution support to each of our other operating segments.

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
Research and Development
For additional disclosures in respect of research and development, technology and intellectual property please refer to “Item 1. Business”.
Taxes
In fiscal years 2019, 2020 and 2021 our effective tax rates were 39.9%, 47.2% and 15.3% respectively, compared to a South African statutory rate of 28%. Taxation mainly consists of normal statutory income tax paid or payable and deferred tax on any temporary differences.
Our effective tax rate may vary primarily according to the mix of profits made in various jurisdictions and the impact of certain non-deductible/(non-taxable) foreign exchange movements, net of tax. A reconciliation of the actual tax rate to the South African tax rate of 28% is disclosed in note 10 to the consolidated financial statements. As a result, significant variances in future periods may occur.

Results of operations
The following table sets forth certain Consolidated Statement of Income data:

	For the year ended March 31,
	2019	2020	2021
	(In thousands)
Total revenue	$143,705	$145,650	$126,894
Total cost of revenue	46,885	53,015	43,865
Gross profit	96,820	92,635	83,029
Sales and marketing	14,489	13,324	11,344
Administration and other	58,040	58,263	53,487
Income from operations	24,291	21,048	18,198
Other income/(expense)	101	(299)	(897)
Net interest income/(expense)	233	67	(72)
Income tax expense	9,815	9,829	2,634
Net income for the year	14,810	10,987	14,595
Net income attributable to MiX Telematics Limited stockholders	14,810	10,987	14,595
Net income attributable to non-controlling interest	—	—	—
Net income for the year	$14,810	$10,987	$14,595

The following sets forth, as a percentage of revenue, Consolidated Statement of Income data:

	For the year ended March 31,
	2019	2020	2021
	(Percentage)
Total revenue	100.0%	100.0%	100.0%
Total cost of revenue	32.6	36.4	34.6
Gross profit	67.4	63.6	65.4
Sales and marketing	10.1	9.1	8.9
Administration and other	40.4	40.0	42.2
Income from operations	16.9	14.5	14.3
Other income/(expense)	0.1	(0.2)	(0.7)
Net interest income/(expense)	0.2	—	(0.1)
Income tax expense	6.8	6.7	2.0
Net income for the year	10.3	7.5	11.5
Net income attributable to MiX Telematics Limited stockholders	10.3	7.5	11.5
Net income attributable to non-controlling interest	—	—	—
Net income for the year	10.3	7.5	11.5

Results of Operations for Fiscal Year 2020 Compared to Fiscal Year 2021
Revenue

	For the year ended March 31,
	2020	2021	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$127,570	$113,351	(11.1)%	(6.1)%
Hardware and other revenue	18,080	13,543	(25.1)%	(23.8)%
	$145,650	$126,894	(12.9)%	(8.3)%

Our total revenue decreased by $18.8 million or 12.9%, from fiscal year 2020 to fiscal year 2021. The principal factors affecting our revenue contraction included:
•Subscription revenue decreased by 11.1% to $113.4 million, compared to $127.6 million for fiscal year 2020. Subscription revenue represented 89.3% of our total revenue for fiscal year 2021 compared to 87.6% for the prior year. Subscription revenues decreased by 6.1% on a constant currency basis, year over year. The decline in constant currency subscription revenue was primarily due to the contraction in our subscriber base as a result of economic conditions attributable to the COVID-19 pandemic. During fiscal year 2021, our subscriber base contracted by 73,800 subscribers to 744,700 subscribers at March 31, 2021. We experienced fleet contraction in a number of key verticals such as the oil and gas vertical, consumer vertical and leasing vertical which impacted both our subscriber-count and subscription revenue line, the contraction is mainly attributable to our low ARPU asset tracking subscribers.

The majority of our revenues and subscription revenues are derived from currencies other than the U.S. Dollar. Accordingly, the strengthening of the U.S. Dollar against these currencies (in particular against the South African Rand) following currency volatility arising from the economic disruption caused by COVID-19, has negatively impacted our revenue and subscription revenues reported in U.S. Dollars. Compared to fiscal year 2020, the South African Rand weakened by 11% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R16.37 in fiscal year 2021 compared to an average of R14.78 during fiscal year 2020. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during fiscal year 2021 led to a 5.0% reduction in reported U.S. Dollar subscription revenues.

•Hardware and other revenue decreased by $4.5 million, or 25.1%, from fiscal year 2020 to fiscal year 2021 primarily as a result of a global economic slowdown following the disruption caused by the COVID-19 pandemic. As shown in the table below, hardware and other revenue was lower across all geographical segments.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during fiscal year 2021 led to a 4.6% reduction in reported U.S. Dollar revenues.

A breakdown of third party revenue by segment is shown in the table below:

	For the Year Ended March 31,
	2020	2021	2020	2021	2020	2021
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and other revenue
Africa	$76,756	$67,948	$70,886	$62,453	$5,870	$5,495
Americas	24,529	18,981	22,322	18,211	2,207	770
Middle East and Australasia	23,130	21,237	17,389	16,558	5,741	4,679
Europe	15,027	14,579	11,682	12,138	3,345	2,441
Brazil	5,795	4,064	5,181	3,922	614	142
CSO	413	85	110	69	303	16
Total	$145,650	$126,894	$127,570	$113,351	$18,080	$13,543

In the Africa segment, subscription revenue decreased by $8.4 million or 11.9%. On a constant currency basis, the contraction in subscription revenue was 3.4% as a result of a 10.1% decrease in subscribers since April 1, 2020. Hardware and other revenue decreased by $0.4 million or 6.4%. Total revenue decreased by $8.8 million or 11.5%. On a constant currency basis, total revenue contraction was 3.1%.
In the Americas segment, subscription revenue declined by $4.1 million or 18.4% as a result of both a 27.7% decrease in subscribers since April 1, 2020 and as a result of economic conditions in the oil and gas vertical. Included in fiscal year 2021 subscription revenue reported above is revenue of $1.1 million pertaining to the reduction of existing subscriber contracts of a significant energy sector customer, following a reduction of their fleet due to current economic conditions. Hardware and other revenue declined by $1.4 million or 65.1%. Total revenue declined by $5.5 million or 22.6%.

Subscription revenue in the Middle East and Australasia segment declined by $0.8 million or 4.8%. On a constant currency basis, the decline in subscription revenue was 7.2%. Subscribers decreased by 1.8% since April 1, 2020. Hardware and other revenue declined by $1.1 million or 18.5%. Total revenue declined by $1.9 million or 8.2%. Total revenue in constant currency declined by 10.7%.
In the Europe segment, subscription revenue growth was $0.5 million or 3.9%. On a constant currency basis, the growth in subscription revenue was 0.3%. Subscribers increased by 0.5% since April 1, 2020. Total revenue decreased by $0.4 million or 3.0%, due to a decrease in hardware and other revenues of $0.9 million compared to fiscal year 2020. Total revenue decreased by 6.4% on a constant currency basis.

In the Brazil segment, subscription revenue declined by $1.3 million or 24.3%. On a constant currency basis, subscription revenue decreased by 0.5%. Subscribers increased by 3.9% since April 1, 2020 which was offset by pricing concessions granted to customers as a result of economic conditions attributable to the COVID-19 pandemic. Hardware and other revenue declined by $0.5 million or 76.9%. Total revenue declined by $1.7 million or 29.9%. On a constant currency basis, total revenue decreased by 7.8%.

Cost of Revenue

	For the year ended March 31,
	2020	2021
	(In thousands, except for percentages)
Cost of revenue - subscription	$39,828	$33,414
Cost of revenue - hardware and other	13,187	10,451

Gross profit	$92,635	$83,029
Gross profit margin	63.6%	65.4%
Gross profit margin - subscription	68.8%	70.5%
Gross profit margin - hardware and other	27.1%	22.8%

Compared to a decrease in total revenue of $18.8 million or 12.9%, cost of revenues decreased by $9.2 million or 17.3%, from fiscal year 2020 to fiscal year 2021.
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 89.3% of total revenue in fiscal year 2021 compared to 87.6% in fiscal year 2020. Fiscal 2020 included $2.0 million in-vehicle device accelerated depreciation which resulted in an increased subscription revenue margin in fiscal 2021 compared to fiscal 2020.
During fiscal year 2021, hardware and other margins were lower than in fiscal 2021, mainly due to the geographical sales mix and the distribution channels. Hardware sales via our dealer channel attract lower gross margins.
Sales and Marketing

	For the year ended March 31,
	2020	2021
	(In thousands, except for percentages)
Sales and marketing	$13,324	$11,344
As a percentage of revenue	9.1%	8.9%

Sales and marketing costs decreased by $2.0 million, or 14.9%, from fiscal year 2020 to fiscal year 2021 against a 12.9% decrease in total revenue. The decrease in fiscal year 2021 was primarily as a result of savings of $1.0 million in employee costs, $0.7 million in travel costs and other decreases of $0.3 million, none of which were individually significant. In fiscal year 2021, sales and marketing costs represented 8.9% of revenue compared to 9.1% of revenue in fiscal year 2020.

Administration and Other Expenses

	For the year ended March 31,
	2020	2021
	(In thousands, except for percentages)
Administration and other	$58,263	$53,487
As a percentage of revenue	40.0%	42.2%

Administration and other expenses decreased by $4.8 million, or 8.2%, from fiscal year 2020 to fiscal year 2021.
The decrease mainly relates to savings of $4.1 million in salaries and wages, travel costs of $0.8 million and decreases in expected credit loss provision of $1.0 million, offset by restructuring costs of $1.1 million.

Taxation

	For the year ended March 31,
	2020	2021
	(In thousands, except for percentages)
Income tax expense	$9,829	$2,634
Effective tax rate	47.2%	15.3%

Income tax expense decreased by 73.2%. Our effective tax rate decreased by 31.9% to 15.3% in fiscal year 2021. A reconciliation of our effective tax rate to the South African corporate tax rate of 28% for both fiscal years 2021 and 2020, is presented in note 10 to the consolidated financial statements. In fiscal year 2021 the effective tax rate decreased by 19.7% as a result of certain non-taxable foreign exchange movements on intercompany loans which have led to deferred tax charges being recognized in the Income Statement. In fiscal 2020 non-deductible foreign exchange differences increased the tax rate by 19.6%.

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

In the Africa segment, subscription revenue increased by $0.4 million or 0.5%. On a constant currency basis, the growth in subscription revenue was 7.5% as a result of a 8.6% increase in subscribers since April 1, 2019. Total revenue increased by $0.8 million or 1.0%. Hardware and other revenue increased by $0.4 million or 7.6%. On a constant currency basis, total revenue growth was 8.0%.
In the Americas segment subscription revenue growth was $1.0 million or 4.9%. Subscribers increased by 1.5% since April 1, 2019. Total revenue improved by $0.6 million or 2.5%.
Subscription revenue in the Middle East and Australasia segment increased by $1.0 million or 5.8%. On a constant currency basis, the increase in subscription revenue was 9.3%. Subscribers increased by 10.5% since April 1, 2019. Total revenue declined by $0.4 million or 1.7%. Hardware and other revenue declined by $1.4 million, or 19.0%. Total revenue in constant currency improved by 1.7%.
In the Europe segment subscription revenue growth was $1.5 million or 14.3%. On a constant currency basis, the growth in subscription revenue was 18.0%. Subscribers increased by 10.8% since April 1, 2019 and additional growth is attributable to an increase in high ARPU bundled subscribers. Despite the increase in subscription revenue total revenue declined by $0.2 million or 1.5%, due to $1.7 million lower hardware and other revenues compared to fiscal 2019. Total revenue increased by 1.7% on a constant currency basis.

In the Brazil segment subscription revenue increased by $0.5 million or 11.3%. On a constant currency basis, the increase in subscription revenue was 20.9%. The increase was due to an increase in subscribers of 25.9% since April 1, 2019. Total revenue increased by $0.8 million or 16.5%. On a constant currency basis, total revenue increased by 26.5%.

Cost of Revenue

	For the year ended March 31,
	2019	2020
	(In thousands, except for percentages)
Cost of revenue - subscription	$34,940	$39,828
Cost of revenue - hardware and other	11,945	13,187

Gross profit	$96,820	$92,635
Gross profit margin	67.4%	63.6%
Gross profit margin - subscription	71.6%	68.8%
Gross profit margin - hardware and other	41.9%	27.1%
Compared to an increase in total revenue of $1.9 million or 1.4%, cost of revenues increased by $6.1 million or 13.1%, from fiscal year 2019 to fiscal year 2020. This resulted in a lower gross profit margin of 63.6% in fiscal year 2020 compared to 67.4% in fiscal year 2019.
During fiscal 2020, subscription revenue gross profit margins were lower than in fiscal 2019, mainly due to accelerated depreciation of in-vehicle devices following contraction in certain fleets in the oil and gas vertical in the Americas segment.
During fiscal 2020, hardware and other margins were lower than in fiscal 2019, mainly due to the geographical sales mix and the distribution channels. Hardware sales via our dealer channel attract lower gross margins. In addition there is pricing pressure on hardware prices as customers look to reduce the upfront cost of their investment.
Sales and Marketing

	For the year ended March 31,
	2019	2020
	(In thousands, except for percentages)
Sales and marketing	$14,489	$13,324
As a percentage of revenue	10.1%	9.1%

Sales and marketing costs decreased by $1.2 million or 8.0%, from fiscal year 2019 to fiscal year 2020 against a 1.4% increase in total revenue. The decrease in fiscal year 2020 was primarily as a result of a $0.5 million decrease in bonuses, a $0.5 million decrease in salaries and wages, a $0.1 million decrease in foreign travel costs and other decreases of $0.1 million, none of which were individually significant. In fiscal year 2020, sales and marketing costs represented 9.1% of revenue compared to 10.1% of revenue in fiscal year 2019.
Administration and Other Expenses

	For the year ended March 31,
	2019	2020
	(In thousands, except for percentages)
Administration and other	$58,040	$58,263
As a percentage of revenue	40.4%	40.0%

Administration and other expenses increased by $0.2 million or 0.4%, from fiscal year 2019 to fiscal year 2020.

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

Income tax expense increased by 0.1%, while our effective tax rate increased by 7.3% to 47.2% in fiscal year 2020. A reconciliation of our effective tax rate to the South African corporate tax rate of 28% for both fiscal years 2020 and 2019, is presented in note 10 to the consolidated financial statements. In fiscal year 2020 the effective tax rate increased by 19.6% as a result of certain non-deductible foreign exchange movements on intercompany loans which have led to deferred tax charges being recognized in the Income Statement. In fiscal 2019 non-deductible foreign exchange differences increased the tax rate by 14.0%.

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

We have included Adjusted EBITDA and Adjusted EBITDA margin in this annual report because they are key measures that our management and Board of Directors use to understand and evaluate our core operating performance and trends; to prepare and approve its annual budget; and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA and Adjusted EBITDA margin can provide a useful measure for period-to-period comparisons of the Company’s core business. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results.

A reconciliation of net income (the most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA for the year is presented below.

Reconciliation of net income to Adjusted EBITDA for the year ended March 31,

	2019	2020	2021
	(In thousands)
Net income for the year	$14,810	$10,987	$14,595
Plus: Income tax expense	9,815	9,829	2,634
(Less)/plus: Net interest (income)/expense	(233)	(67)	72
(Less)/plus: Foreign exchange (gains)/losses	(28)	610	959
Plus: Depreciation (1)	12,492	16,149	12,878
Plus: Amortization (2)	3,876	3,823	3,681
Plus: Impairment of long-lived assets	62	6	8
Plus: Stock-based compensation costs	511	660	1,273
(Less)/plus: Net (profit)/loss on sale of property and equipment	(43)	(270)	13
Plus/(less): Restructuring costs	221	(1)	1,055
Adjusted EBITDA	$41,483	$41,726	$37,168
Adjusted EBITDA margin	28.9%	28.6%	29.3%

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

Because of these limitations, Adjusted EBITDA and Adjusted EBITDA margin should be considered alongside other financial performance measures, including income from operations, net income and our other results.

Basic and Diluted non-GAAP Net Income per share

Non-GAAP net income is defined as net income excluding net foreign exchange gains/(losses) net of tax divided by the weighted average number of ordinary shares in issue during the period.

We have included non-GAAP net income per share in this Annual Report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange gains/(losses) net of tax and associated tax consequences from earnings. Accordingly, we believe that non-GAAP net income per share provides useful information to investors and others in understanding and evaluating our operating results.

Reconciliation of net income to non-GAAP net income
	For the year ended March 31,
	2019	2020	2021
	(In thousands)
Net income for the year	$14,810	$10,987	$14,595
Net foreign exchange (gains)/losses	(28)	610	959
Income tax effect of net foreign exchange (gains)/losses	3,495	4,028	(3,657)
Non-GAAP net income	$18,277	$15,625	$11,897

Weighted average number of ordinary shares in issue
Basic (’000)	563,578	553,653	549,415
Diluted (’000)	583,741	567,879	560,624

Constant Currency Information

Constant currency information has been presented in the sections below to illustrate the impact of changes in currency rates on our results. The constant currency information has been determined by adjusting the current financial reporting year’s results to the prior year’s average exchange rates, determined as the average of the monthly exchange rates applicable to the year. The measurement has been performed for each of our currencies, including the South African Rand and British Pound. The constant currency growth percentage has been calculated by utilizing the constant currency results compared to the prior year results.

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
Refer to discussion below for the annual constant currency growth. The following tables provide the constant currency reconciliation to the most directly comparable GAAP measure for the fiscal years shown:

Subscription Revenue

	For the year ended March 31,
	2019	2020	% Change	2020	2021	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$123,150	$127,570	3.6%	$127,570	$113,351	(11.1)%
Conversion impact of U.S. Dollar/other currencies	—	6,294	5.1%	—	6,437	5.0%
Subscription revenue on a constant currency basis	$123,150	$133,864	8.7%	$127,570	$119,788	(6.1)%

Hardware and Other Revenue

	For the year ended March 31,
	2019	2020	% Change	2020	2021	% Change
	(In thousands, except for percentages)
Hardware and other revenue as reported	$20,555	$18,080	(12.0)%	$18,080	$13,543	(25.1)%
Conversion impact of U.S. Dollar/other currencies	—	728	3.5%	—	230	1.3%
Hardware and other revenue on a constant currency basis	$20,555	$18,808	(8.5)%	$18,080	$13,773	(23.8)%

Total Revenue

	For the year ended March 31,
	2019	2020	% Change	2020	2021	% Change
	(In thousands, except for percentages)
Total revenue as reported	$143,705	$145,650	1.4%	$145,650	$126,894	(12.9)%
Conversion impact of U.S. Dollar/other currencies	—	7,108	4.9%	—	6,667	4.6%
Total revenue on a constant currency basis	$143,705	$152,758	6.3%	$145,650	$133,561	(8.3)%

Liquidity and capital resources
We believe that our cash and borrowings available under our credit facilities will be sufficient to meet our liquidity requirements for the foreseeable future. Liquidity risk is reduced as a result of stable income due to the recurring nature of our income, available cash resources, as well as unutilized facilities which are available.
The following tables provide a summary of our cash flows for each of the three years ended March 31, 2019, 2020 and 2021:

	Fiscal Year Ended March 31,
	2019	2020	2021
	(In thousands)
Net cash generated from operating activities	$31,455	$28,178	$38,570
Net cash used in investing activities	(19,223)	(19,422)	(8,650)
Net cash used in financing activities	(8,604)	(15,451)	(5,209)
Net increase/(decrease) in cash and cash equivalents, and restricted cash	3,628	(6,695)	24,711
Cash, and cash equivalents and restricted cash at the beginning of the year	27,834	27,838	18,652
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(3,624)	(2,491)	2,978
Cash, and cash equivalents and restricted cash at the end of the year	$27,838	$18,652	$46,341

We fund our operations, capital expenditure and acquisitions through cash generated from operating activities, cash on hand and our undrawn borrowing facilities.

It is currently our policy to pay regular dividends, and we consider such dividend payments on a quarter-by-quarter basis.
As of March 31, 2019, 2020 and 2021, the Company had approved, but not yet contracted, capital commitments for intangible assets of $3.6 million, $3.0 million and $4.7 million respectively.
As of March 31, 2019, 2020 and 2021, the Company had approved, and contracted, capital commitments for property and equipment of $2.8 million, $1.8 million and $1.2 million, respectively; and for intangible assets of $1.3 million, $0.9 million and $1.3 million respectively.

Capital commitments will be funded out of a mixture of working capital and cash and cash equivalents.

On May 23, 2017, the MiX Telematics Limited Board approved a share repurchase program of up to R270 million (equivalent of $18.1 million as of March 31, 2021) under which the Company may repurchase its ordinary shares, including ADSs. We expect any repurchases under this share repurchase program to be funded out of existing cash resources. During fiscal year 2021, there were no additional share repurchases. Refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding our share repurchase program.

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
Net cash generated from operating activities increased from $28.2 million in fiscal year 2020 to $38.6 million in fiscal year 2021 which is primarily attributable to improved cash generated from operations of $10.5 million offset by lower net interest received of $0.1 million. The improved cash generated from operations is primarily as a result of improved working capital management of $17.9 million (specifically a decrease in accounts receivables of $9.2 million due to improved management of receivables and lower revenues, an increase in accrued expenses and other liabilities of $8.6 million, foreign currency translation adjustments of $6.0 million, and lower capitalized commissions of $1.4 million, partially offset by a decrease in accounts payables of $5.9 million, prepaid expenses and other current assets of $1.6 million and an increase in inventories of $0.4 million), offset by lower net income (after excluding non-cash charges) of $6.8 million.
Net cash generated from operating activities during fiscal year 2021 consisted of our net income (after excluding non-cash charges) of $45.6 million, a net reduction in operating assets and liabilities investments of $1.6 million, net interest received of $0.3 million and taxes paid of $5.8 million.
Investing Activities
Net cash used in investing activities in fiscal year 2019 was $19.2 million. Net cash used in investing activities during fiscal year 2019 primarily consisted of capital expenditures of $19.4 million. Capital expenditures during the year included purchases of intangible assets of $4.8 million, which included internal-use software of $3.5 million, as well as computer software, technology and other intangibles of $1.3 million, and cash paid to purchase property and equipment of $14.6 million, which included in-vehicle devices of $13.9 million. Offset by proceeds on sale of property and equipment and intangible assets of $0.2 million.
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
Net cash used in investing activities in fiscal year 2021 decreased to $8.7 million from $19.4 million in fiscal year 2020, primarily due to lower in-vehicle devices capital expenditure as a result of lower revenues during the COVID-19 pandemic. Net cash used in investing activities during fiscal year 2021 primarily consisted of capital expenditures of $8.7 million. Capital expenditures during the year included purchases of intangible assets of $4.0 million, which included internal-use software of $2.8 million as well as computer software, technology and other intangibles of $1.2 million, and cash paid to purchase property and equipment of $4.6 million, which included in-vehicle devices of $4.2 million.
Financing Activities
In fiscal year 2019, the cash used in financing activities of $8.6 million includes share repurchases of $5.3 million, dividends paid of $4.9 million, offset by proceeds from issuance of shares in respect of employee stock options of $1.0 million and $0.7 million from facilities utilized.
In fiscal year 2020, the cash used in financing activities of $15.5 million includes share repurchases of $9.8 million, dividends paid of $6.0 million, offset by $0.3 million from facilities utilized.

In fiscal year 2021, the cash used in financing activities of $5.2 million includes dividends paid of $5.4 million and $0.7 million from facilities repaid, offset by proceeds of $0.9 million from the issue of ordinary shares in relation to the exercise of stock options.

Credit Facilities
At March 31, 2021, our principal sources of liquidity were net cash balances of $43.8 million (consisting of cash and cash equivalents of $45.5 million less short-term debt (bank overdraft)) of $1.7 million) and unutilized borrowing capacity of $5.5 million available through our credit facilities. Our principal sources of credit are our facilities with Standard Bank Limited and Nedbank Limited.
We have an overdraft facility of R64.0 million (equivalent of $4.3 million as of March 31, 2021), an unutilized working capital facility of R25.0 million (equivalent of $1.7 million as of March 31, 2021) and an unutilized vehicle and asset finance facility of R8.5 million (equivalent of $0.6 million as of March 31, 2021) with Standard Bank Limited that bear interest at South African Prime less 1.2% except for the working capital facility that bears interest at South African Prime less 0.25%.
At March 31, 2021, $1.7 million was utilized under the overdraft facility. We use this facility as part of our foreign currency hedging strategy. We draw down on this facility in the applicable foreign currency in order to fix the exchange rate on existing balance sheet foreign currency exposure that we anticipate settling in that foreign currency. Our obligations under the overdraft facility with Standard Bank Limited are guaranteed by MiX Telematics Limited and our wholly-owned subsidiaries, MiX Telematics Africa Proprietary Limited and MiX Telematics International Proprietary Limited, and secured by a pledge of accounts receivable by MiX Telematics Limited and MiX Telematics International Proprietary Limited.
During fiscal year 2020, we entered into a R25.0 million (equivalent of $1.7 million as of March 31, 2021) working capital facility with Standard Bank Limited that bears interest at South African Prime less 0.25%. As of March 31, 2021, the facility was undrawn. We use this facility for working capital purposes in our Africa operations.
During fiscal year 2014, we entered into a R10.0 million (equivalent of $0.7 million as of March 31, 2021) facility with Nedbank Limited that bears interest at South African Prime less 2%. As of March 31, 2021, the facility was undrawn. We use this facility for working capital purposes in our Africa operations.
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

Contractual and other obligations
The following table sets forth our future annual repayment of debt, and our contractual commitments as of March 31, 2021 (U.S. Dollar amounts were translated from South African Rand at the exchange rate of R14.9167 per $1.00, which is the exchange rate as of March 31, 2021):

	Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total
	(In thousands)
Lease liabilities (1)	$1,473	1,171	998	938	912	2,731	$8,223
Short-term debt (2)	$1,674	—	—	—	—	—	$1,674
Approved, and contracted, capital commitments (3)
–property and equipment	$1,234	—	—	—	—	—	$1,234
–intangible assets	$1,321	—	—	—	—	—	$1,321
Outstanding purchase obligations (4)	$11,398	4,644	5,009	3,183	535	—	$24,769
Total	$17,100	$5,815	$6,007	$4,121	$1,447	$2,731	$37,221

(1) Refer to Note 9 to our consolidated financial statements for further information on leases.
(2) Refer to Note 15 to our consolidated financial statements for further information on short-term debt (bank overdraft).
(3) Refer to Note 16 to our consolidated financial statements for further information on capital commitments.
(4) Outstanding purchase obligations primarily represent agreements to purchase goods and services that are enforceable and legally binding and includes amounts relating to production of our products, information technology services and employee benefit administration services.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. Certain of our significant accounting policies and critical accounting estimates are summarized below. The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported and disclosed. Significant estimates include, but are not limited to, the amortization period for deferred commissions, allowances for doubtful accounts, the assessment of expected cash flows used in evaluating goodwill and long-lived assets for impairment, the determination of useful lives of our customer relationships, contingencies, the classification of devices and other hardware as in-vehicle devices (equipment) versus inventory based on the future expectation of the different types of customer contracts, income and deferred taxes, and valuation allowances on deferred tax assets. Our actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. We evaluate our estimates and assumptions on an ongoing basis.

Revenue from Contracts with Customers
Significant Judgments
Revenue is recognized upon transfer of control of distinct promised products and/or services to customers in an amount that reflects the consideration that we expect to receive in exchange for those products and/or services. We enter into contracts that include the supply of fleet and mobile asset management equipment. For such contracts, we utilize significant judgment to determine whether control of the equipment has transferred to the customer, and in instances where it does, we recognize revenue in accordance with Revenue from Contracts with Customers (“ASC 606”). When control of the equipment does not transfer to the customer, which is when legal title does not transfer to the customer, our judgement is that the customer does not have the right to direct the use of the equipment when the customer does not operate the equipment or make any significant decisions about its use. In these instances we use the equipment to provide fleet and mobile asset management services to the customer. Accordingly, these arrangements, which comprise virtually all of the transactions in which legal title does not pass to the customer, are not within the scope of ASC 842, Leases (“ASC 842”). Instead, for such contracts we have concluded that they are service contracts comprising a single performance obligation, and revenue is recognized over time pursuant to ASC 606.

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

We distribute devices and other hardware to certain small fleet operators and consumers through distributors. Distributors act as agents and hardware revenue is only recognized when the distributor sells the hardware unit to the end customer. Once a unit is sold to a customer, the customer enters into a service agreement directly with us. The obligation to supply the service and the credit risk rests with us. The subscription revenue is recognized when the service is rendered.

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

Allowance for doubtful accounts
The allowance for doubtful accounts on accounts receivables is calculated by considering all relevant information, internal and external about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions to appropriately reflect the risk of losses over the remaining contractual lives of the assets. Historical loss rates, calculated as actual losses over a period as a percentage of revenue, are adjusted for current conditions and management’s expectations about future economic conditions.

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

Goodwill
Goodwill is not amortized but is tested for possible impairment at least annually, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is allocated to a reporting unit for the purpose of impairment testing. The carrying value of the reporting unit, to which goodwill has been allocated, is compared to its fair value, and a goodwill impairment charge is recognized for the amount (if any) by which the carrying value exceeds the fair value, limited to the amount of the goodwill. No impairments of goodwill existed as of the last testing date, March 31, 2021 or the previous testing, March 31, 2020. The changes in the carrying value of goodwill during fiscal 2020 and fiscal 2021 are attributable only to foreign currency translation adjustments.

Although there were no impairments of goodwill as of March 31, 2020 and 2021, significant judgement was exercised in determining the fair value of each reporting unit, in particular judgements regarding the discount rate used (weighted average cost of capital rate), the expected future cash flows and terminal growth rates. Especially in light of COVID-19, which has had and, we believe, will continue to have an adverse impact on global economies and financial markets. In particular, to the extent that anticipated new contracts do not materialize and the business strategy does not come to fruition, or key personnel are not retained, the forecasts on which the impairment tests were performed could be negatively impacted.

Taxation
We are subject to income taxes in numerous jurisdictions. During the process of determining our world-wide provision for income taxes, we are required to make judgements in respect of international tax matters, including transfer pricing and controlled foreign company legislation. Where applicable tax legislation is subject to interpretation, management makes assessments, based on expert tax advice, of the relevant tax that is more likely than not to be paid and provides accordingly.

Income taxes are accounted for under the asset and liability method. Income tax expense is recognized in the Consolidated Statement of Income, except to the extent that it relates to items recognized in other comprehensive income or directly in equity. We use the portfolio approach for releasing income tax effects from accumulated other comprehensive income.

The current income tax charge is calculated on the basis of the tax laws and tax rates enacted by the reporting date in the countries where we operate and generate taxable income. Interest, and penalties, incurred on the underpayment of income taxes is classified as interest expense, and administration expenses, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information concerning our consolidated financial statements, together with the reports of Deloitte & Touche (“Deloitte”) are presented at the beginning of page 92 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
In connection with the preparation of this report, an evaluation was carried out by certain members of Company management, with the participation of the Chief Executive Officer and our Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (“SEC”) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of March 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on the evaluation performed, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our evaluation under the framework, our management concluded that that our internal control over financial reporting was effective as of March 31, 2021.

The Company’s independent registered public accounting firm, Deloitte & Touche, has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of March 31, 2021, as stated in their audit report that follows below.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, we identified a material weakness in internal control related to the ineffective design and operation of the financial statement close and reporting controls in the areas of management review of financial statement information and independent review of journal entries in our South African-based reporting segments.

Upon identification of the material weakness, we developed a remediation plan and implemented control design changes and/or refinements that improved and strengthened the operation of financial statement close and reporting controls. In particular, we:

•updated risk and control matrices, with a particular focus on the control descriptions of management review controls;
•re-designed processes and re-implemented controls to address the deficiencies previously identified;

•maintained adequate evidence and documentation regarding management review of journal entries and control documentation;
•aligned the roles and responsibilities of finance teams in the respective reporting segments to the individual capabilities and capacity; and
•changed the configuration of our ERP system to enforce segregation of duties with independent review and release of journal entries.

Based on the results of our testing of the procedures and controls, management concluded that as of March 31, 2021, the material weakness reported in fiscal 2020 has been remediated.

Changes in Internal Control Over Financial Reporting

Except for the changes in connection with the implementation of the remediation plan discussed above, there have been no other changes in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTANCY FIRM

To the shareholders and the Board of Directors of MiX Telematics Limited

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MiX Telematics Limited and its subsidiaries (the “Company”) as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2021, of the Company and our report dated June 14, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche

Deloitte & Touche
Registered Auditor
Johannesburg, South Africa
June 14, 2021

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2021.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements
The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in the section, entitled “Consolidated Financial Statements and Supplementary Data”.

Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts - The information concerning Schedule II — Valuation and Qualifying Account required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in the section entitled “Consolidated Financial Statements and Supplementary Data” on page 129 of that section.

Exhibits

Exhibit number	Description
3.1
Memorandum of Incorporation of the Company, as amended, filed as Exhibit 1.1 to the Company’s Annual Report on Form 20-F for the year ended March 31, 2014, filed on July 30, 2014 (File No. 001-36027), is incorporated herein by reference.

4.1
Description of the Company’s Securities, filed as Exhibit 4.1 with the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed on July 23, 2020 (File No. 001-36027), is incorporated herein by reference.

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

10.2*
Updated Terms and Conditions of Employment of Stefan Joselowitz, dated November 18, 2008, filed as Exhibit 10.3 with the Company’s Registration Statement on Form F-1, filed on July 3, 2013 (Registration No. 333-189799), is incorporated herein by reference.

10.3*
Standard Terms and Conditions of Employment, effective October 1, 2016, between the Company and Gert Pretorius, filed as Exhibit 4.8 with the Company’s Annual Report on Form 20-F for the year ended March 31, 2017, filed on July 14, 2017 (File No. 001-36027), is incorporated herein by reference.

10.4*
Restraint of Trade, dated January 1, 2012, between the Company and Gert Pretorius, filed as Exhibit 10.12 with the Company’s Registration Statement on Form F-1, filed on July 3, 2013 (Registration No. 333-189799), is incorporated herein by reference.

10.5
Facility Letter, effective July 23, 2018, between The Standard Bank of South Africa Limited and the Company, filed as Exhibit 4.7 with the Company’s Annual Report on Form 20-F for the year ended March 31, 2019, filed on July 26, 2019 (File No. 001-36027), is incorporated herein by reference.

10.5.1
First Amendment to Existing Facility Letter, dated January 24, 2020, between The Standard Bank of South Africa Limited and the Company, filed as Exhibit 10.6.1 with the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed on July 23, 2020 (File No. 001-36027), is incorporated herein by reference.

10.6
Facility Letter, dated March 25, 2013, between Nedbank Limited and MiX Telematics Africa Proprietary Limited, filed as Exhibit 10.14 with the Company’s Registration Statement on Form F-1, filed on July 3, 2013 (Registration No. 333-189799), is incorporated herein by reference.

10.7†
Provision of Cellular Telephony Network Services Agreement, effective August 1, 2000, between Mobile Telephone Networks Proprietary Limited and the Company, as amended by Addendum effective July 10, 2012, filed as Exhibit 10.21 with the Company’s Amendment No. 1 to the Registration Statement, filed on July 22, 2013, is incorporated herein by reference.

10.8†#
Agreement, effective October 1, 2017, between MiX Telematics Africa Proprietary Limited and Super Group Trading Proprietary Limited, filed as Exhibit 4.13 with the Company’s Annual Report on Form 20-F for the year ended March 31, 2018, filed on July 2, 2018 (File No. 001-36027), is incorporated herein by reference.

Exhibit number	Description
10.9*
Standard Terms and Conditions of Employment, dated December 1, 2013, between the Company and Catherine Lewis, filed as Exhibit 4.26 to the Company’s Annual Report on Form 20-F for the year ended March 31, 2014, filed on July 30, 2014 (File No. 001-36027), is incorporated herein by reference.

10.10*
MiX Telematics Limited Long-Term Incentive Plan, filed as Exhibit 99.1 with the Company’s Registration Statement on Form S-8 on November 6, 2014 (Registration No. 333-199908), is incorporated herein by reference.

10.11*
Executive Employment Agreement, dated October 1, 2020, by and between MiX Telematics North America Inc., and Paul Dell, filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, filed on February 4, 2021 (File No. 001-36027), is incorporated herein by reference.

10.12*
Updated Terms and Conditions of Employment, effective April 1, 2017, between the Company and Charles Tasker, filed as Exhibit 4.19 with the Company’s Annual Report on Form 20-F for the year ended March 31, 2017, filed on July 14, 2017 (File No. 001-36027), is incorporated herein by reference.

10.13
AWS Customer Agreement, effective October 1, 2014, between Amazon Web Services, Inc. and MiX Telematics International Proprietary Limited, filed as Exhibit 4.20 with the Company’s Annual Report on Form 20-F for the year ended March 31, 2017, filed on July 14, 2017 (File No. 001-36027), is incorporated herein by reference.

10.14*
Executive Employment Agreement entered into between the Company and John Granara, effective July 8, 2019, filed as Exhibit 14.19 with the Company’s Annual Report on Form 20-F for the year ended March 31, 2019, filed on July 26, 2019 (File No. 001-36027), is incorporated herein by reference.

10.15
Lease Agreement (Stellenbosch), effective July 25, 2019, between MiX Telematics Enterprise SA Proprietary Limited and Black Industrialists Group Property Management Company Proprietary Limited, filed as Exhibit 10.19 with the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed on July 23, 2020 (File No. 001-36027), is incorporated herein by reference.

10.16
Lease Agreement (Midrand), effective August 16, 2019, between MiX Telematics Enterprise SA Proprietary Limited and Black Industrialists Group Property Management Company Proprietary Limited, filed as Exhibit 10.20 with the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed on July 23, 2020 (File No. 001-36027), is incorporated herein by reference.

10.17
Form of Indemnification Agreement, effective June 1, 2020, between the Company and each director and officer of the company, filed as Exhibit 10.21 with the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed on July 23, 2020 (File No. 001-36027), is incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused and authorized the undersigned to sign this Annual Report on Form 10-K on its behalf.
MiX Telematics Limited

By: /s/ Stefan Joselowitz
Name: Stefan Joselowitz
Title: President and Chief Executive Officer
(Principal Executive Officer)
Date: June 14, 2021
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
(Principal Executive Officer)      June 14, 2021
Stefan Joselowitz

By: /s/ John Granara Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer) June 14, 2021
John Granara
By: /s/ Robin Frew Chair of the Board June 14, 2021
Robin Frew
By: /s/ Richard Bruyns Director June 14, 2021
Richard Bruyns

By: /s/ Fikile Futwa Director June 14, 2021
Fikile Futwa
By: /s/ Ian Jacobs Director June 14, 2021
Ian Jacobs
By: /s/ Fundiswa Roji-Maplanka Director June 14, 2021
Fundiswa Roji-Maplanka
By: /s/ Charles Tasker Chief Operating Officer June 14, 2021
Charles Tasker

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MiX Telematics Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MiX Telematics Limited and subsidiaries (the “Company”) as of March 31, 2020 and 2021, the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows, for each of the three years in the period ended March 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill—Refer to Note 2 to the consolidated financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating cashflows. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company’s goodwill balance was $43.9 million as of March 31, 2021, of which $8.9 million was allocated to the European Reporting Unit (“MiX Europe”). The fair value of MiX Europe exceeded its carrying value by 38.6% as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill for MiX Europe as a critical audit matter because of the significant judgments made by management to estimate the fair value of MiX Europe. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating cash flow of MiX Europe.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of future revenue and operating cashflows used by management to estimate the fair value of MiX Europe included the following, among others:
a.We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of MiX Europe, such as controls related to management’s selection of the discount rate and forecasts of future revenue.
b.We evaluated management’s ability to accurately forecast future revenues and earnings by comparing actual results to management’s historical forecasts.
c.We evaluated the reasonableness of management’s revenue forecasts by comparing the forecasts to historical revenues and earnings and internal communications to management and the Board of Directors.
d.We compared the Company’s actual performance to certain of its peer companies.
e.We evaluated the reasonableness of the valuation methodology and with the assistance of our fair value specialists, the reasonableness of the discount rate by testing the source information underlying the determination of the discount rate. We then tested the mathematical accuracy of the calculation.
f.Developed a range of independent estimates and compared those to the discount rate selected by management.
/s/ Deloitte & Touche

Deloitte & Touche
Registered Auditor
Johannesburg, South Africa
June 14, 2021

We have served as the Company’s auditor since 2017.

MIX TELEMATICS LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of March 31,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$17,953	$45,489
Restricted cash	699	854
Accounts receivables, net of allowances for doubtful accounts of $3.6 million and $5.6 million, respectively	24,100	19,265
Inventory, net	3,271	3,109
Prepaid expenses and other current assets	7,375	8,509
Total current assets	53,398	77,226
Property and equipment, net	30,019	23,463
Goodwill	37,923	43,938
Intangible assets, net	15,007	18,303
Deferred tax assets	3,108	3,782
Other assets	4,200	4,434
Total assets	$143,655	$171,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,367	$1,674
Accounts payables	5,251	6,560
Accrued expenses and other liabilities	14,839	18,675
Deferred revenue	5,077	5,788
Total current liabilities	27,534	32,697
Deferred tax liabilities	11,436	9,187
Long-term accrued expenses and other liabilities	5,660	5,863
Total liabilities	44,630	47,747

Stockholders' equity:
MiX Telematics Limited stockholders’ equity
Preference shares: 100 million shares authorized but not issued	—	—
Ordinary shares: 600.9 million and 605.6 million no-par value shares issued and outstanding as of March 31, 2020 and 2021, respectively	66,522	67,401
Less treasury stock at cost: 54 million shares as of March, 31, 2020 and 2021, respectively	(17,315)	(17,315)
Retained earnings	67,482	76,710
Accumulated other comprehensive (loss)/income	(11,070)	1,924
Additional paid-in capital	(6,599)	(5,326)
Total MiX Telematics Limited stockholders’ equity	99,020	123,394
Non-controlling interest	5	5
Total stockholders’ equity	99,025	123,399
Total liabilities and stockholders’ equity	$143,655	$171,146

The accompanying notes are an integral part of these consolidated financial statements.

MIX TELEMATICS LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the year ended March 31,
	2019	2020	2021
Revenue
Subscription	$123,150	$127,570	$113,351
Hardware and other	20,555	18,080	13,543
Total revenue	143,705	145,650	126,894
Cost of revenue
Subscription	34,940	39,828	33,414
Hardware and other	11,945	13,187	10,451
Total cost of revenue	46,885	53,015	43,865
Gross profit	96,820	92,635	83,029
Operating expenses
Sales and marketing	14,489	13,324	11,344
Administration and other	58,040	58,263	53,487
Total operating expenses	72,529	71,587	64,831
Income from operations	24,291	21,048	18,198
Other income/(expense)	101	(299)	(897)
Net interest income/(expense)	233	67	(72)
Income before income tax expense	24,625	20,816	17,229
Income tax expense	9,815	9,829	2,634
Net income for the year	$14,810	$10,987	$14,595
Net income attributable to MiX Telematics Limited stockholders	$14,810	$10,987	$14,595
Net income attributable to non-controlling interest	—	—	—
Net income for the year	$14,810	$10,987	$14,595

Net income per ordinary share
Basic	$0.03	$0.02	$0.03
Diluted	$0.03	$0.02	$0.03
Net income per American Depository Share
Basic	$0.66	$0.50	$0.66
Diluted	$0.63	$0.48	$0.65
Ordinary shares
Weighted average	563,578	553,653	549,415
Diluted weighted average	583,741	567,879	560,624
American Depository Shares
Weighted average	22,543	22,146	21,977
Diluted weighted average	23,350	22,715	22,425

Related party transactions
Short-term lease expense	$537	$182	$—

The accompanying notes are an integral part of these consolidated financial statements.

MIX TELEMATICS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the year ended March 31,
	2019	2020	2021
Net income for the year	$14,810	$10,987	$14,595
Foreign currency translation (losses)/gains, net of tax	(15,474)	(13,163)	12,994
Other comprehensive (loss)/income for the year	(15,474)	(13,163)	12,994
Total comprehensive (loss)/income for the year	$(664)	$(2,176)	$27,589

Total comprehensive (loss)/income attributable to MiX Telematics Limited stockholders	(664)	(2,176)	27,589
Total comprehensive income attributable to non-controlling interest	—	—	—
Total comprehensive (loss)/income for the year	$(664)	$(2,176)	$27,589

The accompanying notes are an integral part of these consolidated financial statements.

MIX TELEMATICS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income/(Loss)		Additional Paid-In Capital		Retained Earnings		Total MiX Telematics Limited Stockholders’ Equity		Non-Controlling Interest		Total Stockholders’ Equity
	Shares	Amount

Balance as of April 1, 2018	604,420	$72,547	$(9,227)		$17,589		$(7,413)		$50,437		$123,933		$5		$123,938
Adjustment on initial application of ASC 606 and ASC 842, net of tax	—	—	—		—		—		2,417		2,417		—		2,417
Restated balance as of April 1, 2018	604,420	72,547	(9,227)	—	17,589	—	(7,413)	—	52,854	—	126,350	—	5	—	126,355
Total comprehensive (loss)/income	—	—	—		(15,474)		—		14,810		(664)		—		(664)
Net income for the year	—	—	—		—		—		14,810		14,810		—		14,810
Other comprehensive loss	—	—	—		(15,474)		—		—		(15,474)		—		(15,474)
Total transactions with owners	(2,473)	(4,347)	—		—		511		(4,914)		(8,750)		—		(8,750)
Issuance of common stock in relation to stock options and SARs exercised	6,685	1,002	—		—		—		—		1,002		—		1,002
Stock-based compensation	—	—	—		—		511		—		511		—		511
Dividends declared on ordinary shares	—	—	—		—		—		(4,914)		(4,914)		—		(4,914)
Ordinary shares repurchased and cancelled	(9,158)	(5,349)	—		—		—		—		(5,349)		—		(5,349)

Balance as of March 31, 2019	601,948	$68,200	$(9,227)		$2,115		$(6,902)		$62,750		$116,936		$5		$116,941
Adjustment on initial application of ASC 326, net of tax	—	—	—		(22)		—		(240)		(262)		—		(262)
Restated balance as of April 1, 2019	601,948	68,200	(9,227)		2,093		(6,902)		62,510		116,674		5		116,679
Total comprehensive (loss)/income	—	—	—		(13,163)		—		10,987		(2,176)		—		(2,176)

	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Net income for the year	—	—	—	—	—	10,987	10,987	—	10,987
Other comprehensive loss	—	—	—	(13,163)	—	—	(13,163)	—	(13,163)

Total transactions with owners	(1,013)	(1,678)	(8,088)	—	303	(6,015)	(15,478)	—	(15,478)
Issuance of common stock in relation to SARs exercised	2,026	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	303	—	303	—	303
Dividends declared on ordinary shares	—	—	—	—	—	(6,015)	(6,015)	—	(6,015)
Ordinary shares repurchased and cancelled	(3,039)	(1,678)	—	—	—	—	(1,678)	—	(1,678)
Purchase of treasury stock	—	—	(8,088)	—	—	—	(8,088)	—	(8,088)

Balance as of March 31, 2020	600,934	$66,522	$(17,315)	$(11,070)	$(6,599)	$67,482	$99,020	$5	$99,025
Total comprehensive income	—	—	—	12,994	—	14,595	27,589	—	27,589
Net income for the year	—	—	—	—	—	14,595	14,595	—	14,595
Other comprehensive income	—	—	—	12,994	—	—	12,994	—	12,994

Total transactions with owners	4,645	879	—	—	1,273	(5,367)	(3,215)	—	(3,215)
Issuance of common stock in relation to stock options and SARs exercised	4,645	879	—	—	—	—	879	—	879
Stock-based compensation	—	—	—	—	1,273	—	1,273	—	1,273
Dividends declared on ordinary shares	—	—	—	—	—	(5,367)	(5,367)	—	(5,367)

Balance as of March 31, 2021	605,579	$67,401	$(17,315)	$1,924	$(5,326)	$76,710	$123,394	$5	$123,399

The accompanying notes are an integral part of these consolidated financial statements.

MIX TELEMATICS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended March 31,
	2019	2020	2021
Cash flows from operating activities:
Net income for the year	$14,810	$10,987	$14,595
Adjustments to reconcile net income to net cash provided by operating activities:
Current income taxes	6,729	5,239	6,953
Deferred income taxes	3,086	4,590	(4,319)
(Gain)/loss on disposal of property and equipment	(43)	(270)	13
Depreciation	12,492	16,149	12,878
Amortization of intangible assets	3,876	3,823	3,681
Amortization of deferred commissions	2,217	3,486	3,533
Impairment of long-lived assets	62	6	8
Net interest (income)/expense	(233)	(67)	72
Stock based compensation expense	511	660	1,273
Net foreign exchange (gain)/loss	(28)	610	959
Change in allowance for doubtful accounts	2,098	3,941	2,961
Write-down of inventory to net realizable value	299	339	660
Net accrued expenses and other liabilities raised	1,900	3,016	2,535
Other non-cash items	(253)	(210)	(245)
Changes in operating assets and liabilities:
Inventories	986	(74)	(498)
Accounts receivables	(3,615)	(7,309)	1,872
Prepaid expenses and other current assets	(378)	(45)	(1,589)
Accounts payables	432	3,419	(2,529)
Accrued expenses and other liabilities	(3,261)	(7,662)	959
Deferred commissions	(2,311)	(3,677)	(2,251)
Foreign currency translation adjustments on operating assets and liabilities	(2,434)	(3,478)	2,482
Interest received	882	683	641
Interest paid	(206)	(204)	(311)
Income tax paid	(6,163)	(5,774)	(5,761)
Net cash provided by operating activities	31,455	28,178	38,572
Cash flows from investing activities:
Acquisition of property and equipment – in-vehicle devices	(13,928)	(13,544)	(4,232)
Acquisition of property and equipment –other	(679)	(1,162)	(398)
Proceeds from the sale of property and equipment	162	1,294	4
Acquisition of intangible assets	(4,778)	(5,666)	(4,024)
Loans to external parties	—	(344)	—
Net cash used in investing activities	(19,223)	(19,422)	(8,650)
Cash flows from financing activities:

Proceeds from issuance of ordinary shares in relation to stock options and SARs exercised	1002	—	879
Cash paid for ordinary shares repurchased	(5,349)	(9,764)	—
Cash paid on dividends to MiX Telematics stockholders	(4,907)	(5,999)	(5,359)
Movement in short-term debt	650	312	(729)
Net cash used in financing activities	(8,604)	(15,451)	(5,209)
Net increase/(decrease) in cash and cash equivalents, and restricted cash	3,628	(6,695)	24,713
Cash and cash equivalents, and restricted cash at the beginning of the year	27,834	27,838	18,652
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(3,624)	(2,491)	2,978
Cash and cash equivalents, and restricted cash at the end of the year	27,838	18,652	46,343

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

MiX Telematics Limited and its consolidated subsidiaries (“the Company”) is a global provider of connected fleet and mobile asset solutions delivered as Software-as-a-Service (“SaaS”). The Company’s solutions enable customers to manage, optimize and protect their investments in commercial fleets, mobile assets or personal vehicles. The Company’s solutions enable a wide range of customers, from large enterprise fleets to small fleet operators and consumers, to reduce fuel and other operating costs, improve efficiency, enhance regulatory compliance, promote driver safety, manage risk and mitigate theft. The Company’s solutions mostly rely on our proprietary, highly scalable technology platforms, which allows it to collect, analyze and deliver information based on data from customers’ vehicles. Using intuitive, web-based interfaces, reports or mobile applications, the Company’s fleet customers can access large volumes of real-time and historical data, monitor the location and status of their drivers and vehicles and analyze a wide number of key metrics across their fleet operations.

MiX Telematics Limited is a public company incorporated and domiciled in South Africa. The Company’s ordinary shares are publicly traded on the Johannesburg Stock Exchange (JSE: MIX) and its American Depositary Shares are listed on the New York Stock Exchange (NYSE: MIXT). The address of the Company’s principal executive office is 750 Park of Commerce Boulevard, Suite 100, Boca Raton, Florida, 33487.

2. Summary of significant accounting policies

The principal accounting policies applied in the preparation of these consolidated financial statements are set out below. These accounting policies have been consistently applied to all the years presented, unless otherwise stated.

Basis of preparation and consolidation
The Company’s consolidated financial statements for the year ended March 31, 2021 are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read in conjunction with the accompanying notes thereto. All subsidiaries have been consolidated, including variable interest entities (“VIEs”) of which the Company is deemed to be the primary beneficiary. Inter-company transactions, balances and unrealized gains on transactions between group companies are eliminated. Unrealized losses are also eliminated except to the extent the transaction provides evidence of an impairment of the transferred asset. Accounting policies of subsidiaries have been adjusted to ensure consistency with the policies adopted by the Company. All subsidiaries have the same reporting dates as the Company. Non-controlling interests represent the non-controlling stockholders’ proportionate share of the net assets and results of operations of the Company’s subsidiaries. Non-controlling interests in the results and equity of subsidiaries are shown separately in the Consolidated Balance Sheet, Statement of Income, Statement of Comprehensive Income and Statement of Changes in Stockholders’ Equity, respectively.

Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported and disclosed. Significant estimates include, but are not limited to, allowances for doubtful accounts, the assessment of expected cash flows used in evaluating goodwill and long-lived assets for impairment, the amortization period for deferred commissions, the determination of useful lives of the Company’s customer relationships, contingencies, the classification of devices and other hardware as in-vehicle devices (equipment) versus inventory based on the future expectation of the different types of customer contracts, income and deferred taxes, unrecognized tax benefits and valuation allowances on deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

As of March 31, 2021, the global outbreak of COVID-19 has had and, we believe, will continue to have an adverse impact on global economies and financial markets. We have taken into account the impact of COVID-19 on expected credit losses to the extent possible. Our expected credit losses have increased as a result. We also considered the impact on future cash flows and weighted average cost of capital rates related to goodwill sensitivities and impairment assessments. However, future changes in economic conditions related to COVID-19 could have an impact on future estimates and judgements used.

Revenue from contracts with customers

Significant judgments
Revenue is recognized upon transfer of control of distinct promised products and/or services to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those products and/or services. The Company enters into contracts that include the supply of fleet and mobile asset management equipment. For such contracts, the Company utilizes significant judgment to determine whether control of the equipment has transferred to the customer, and in instances where it does, it recognizes revenue in accordance with Revenue from Contracts with Customers (“ASC 606”). When control of the equipment does not transfer to the customer, which is when legal title does not transfer to the customer, our judgement is that the customer does not have the right to direct the use of the equipment when the customer does not operate the equipment or make any significant decisions about its use. In these instances the Company uses the equipment to provide fleet and mobile asset management services to the customer. Accordingly, these arrangements, which comprise virtually all of the transactions in which legal title does not pass to the customer, are not within the scope of ASC 842, Leases (“ASC 842”). Instead, for such contracts we have concluded that they are service contracts comprising a single performance obligation, and revenue is recognized over time pursuant to ASC 606.

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

Deferred commissions
Commissions incurred to acquire contracts are capitalized and amortized, unless the amortization period is 12 months or less. The commission capitalized is attributed to the specific performance obligations in the related contract. Commission is considered commensurate with respect to a particular contract when equivalent/comparable commission is payable upon the extension or renewal of such a contract or upon the customer entering into a new contract. To the extent commission capitalized is commensurate, the commission attributable to service will be amortized over the minimum contractual period or, if shorter, the expected life of the contract. To the extent it is not commensurate, the commission capitalized that is attributable to service is amortized over the expected life of the contract. Typically, with regard to month-to-month contracts, commission payable is not considered commensurate for such contracts because no commission is payable as and when the customer extends each month by not giving notice. Accordingly, commission incurred on such contracts that is attributable to service is amortized over the expected life of the contract taking account of expected extensions/renewals. Commission capitalized that is attributable to hardware or installation is amortized in full at the time the related hardware, or installation, revenue is recognized.

Recurring commission is commission which is payable for each month the customer remains with the Company. The amount capitalized reflects the total commission payable over the minimum contractual period or, if shorter, the expected life of the contract, together with the effect of the time value of money, where significant.

As of March 31, 2020 and 2021, deferred commissions amounted to $3.6 million and $3.7 million respectively, which are included within Other assets on the Balance Sheet.

Amortization expense of external commissions capitalized is recognized in cost of sales, while that of internal commissions earned by the Company's sales personnel is recognized in sales and marketing costs. Commissions not capitalized under the 12-month practical expedient are also classified in the same manner.
Foreign currency

Functional and reporting currency
Each subsidiary is consolidated by translating its assets, liabilities and results into the functional currency of its immediate parent company, and subsequently the consolidated position, determined in South African Rand, is translated into U.S. Dollars (reporting currency). Assets and liabilities are translated into U.S. Dollars using the exchange rates in effect at the balance sheet date. Equity items are translated at historical exchange rates, while income and expense items are translated using average exchange rates for the period. Foreign currency translation adjustments are reported in stockholders’ equity as a component of accumulated other comprehensive income/(loss) until disposal.

The movement in the foreign currency translation adjustments is as follows (in thousands):

	As of March 31,
	2020	2021
Cumulative foreign currency translation adjustments, beginning of year	$2,115	$(11,070)
Adjustment on initial application of ASC 326 Financial Instruments – Credit Losses as of April 1, 2019	(22)	—
Foreign currency translation (losses)/gains for the year, net of tax	(13,163)	12,994
Cumulative foreign currency translation adjustments, end of year	$(11,070)	$1,924

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

Restricted cash
Restricted cash comprises deposits backing guarantees issued by financial institutions on behalf of the Company in respect of the Company’s obligations under certain lease, supply and other agreements, and cash held by MiX Telematics Enterprise BEE Trust (a VIE which is consolidated). Cash held by the Trust is to be used solely for the benefit of its beneficiaries. As at March 31, 2020 and 2021, the cash held by the Trust comprised $0.4 million and $0.5 million, respectively.
Accounts receivables
Accounts receivables are amounts due from customers for goods sold or services performed in the ordinary course of business. Since the terms of payment are not more than 12 months, accounts receivables are recognized initially at their transaction price. Subsequent to initial recognition, accounts receivables are measured at amortized cost using the effective interest method, less an allowance for doubtful accounts, which reflects expected credit losses .

Allowance for doubtful accounts
The allowance for doubtful accounts on accounts receivables is calculated by considering all relevant information, internal and external about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions to appropriately reflect the risk of losses over the remaining contractual lives of the assets. Historical loss rates, calculated as actual losses over a period as a percentage of revenue, are adjusted for current conditions and management’s expectations about future economic conditions.

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

Concentration of Credit Risk
Credit risk arises from restricted cash, cash and cash equivalents as well as credit exposures to customers and loans to external parties. The Company analyses the credit risk for each of its new customers based on predefined requirements before standard payment and delivery terms and conditions are offered. An allowance for doubtful accounts is provided for individual accounts. Cash investments are only placed with reputable financial institutions. Management believes that financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal credit risk exists with respect to those balances.

Fair value measurements
The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts of the Company’s financial instruments, except for loans to external parties, approximate their fair values due to their short-term nature, The fair value of the loans to external parties is determined using unobservable market data (Level 3 inputs), that represent management’s estimate of current interest rates that a commercial lender would charge the borrowers.

When certain triggering events occur, the Company is required to assess non-financial assets for impairment. When impaired, non-financial assets are written down to fair value. The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing the asset in the principal or most advantageous market.

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

Inventories
Inventories comprise finished goods which are stated at the lower of cost and net realizable value. Cost is determined using a first-in, first-out (“FIFO”), actual cost or weighted average cost basis. The cost of inventories includes the cost of manufacturing as charged by third parties and excludes borrowing costs. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation, and is based upon assumptions about future demand and market conditions. Impairments of inventory are not subsequently reversed. During the years ended March 31, 2019, 2020 and 2021, $0.3 million, $0.3 million and $0.7 million was recognized, respectively, as a charge in cost of sales as a result of the write-down of inventory to net realizable value.

Prepaid expenses and other current assets
Prepaid expenses and other current assets comprise prepaid taxes, prepaid expenses and current income tax assets.

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

The cost of in-vehicle devices installed in vehicles (including installation and shipping costs) as well as the cost of uninstalled in-vehicle devices, are capitalized as property and equipment. The Company depreciates installed in-vehicle devices on a straight-line basis over their expected useful lives, commencing upon installation, whereas uninstalled in-vehicle devices are not depreciated until installed. The related depreciation expense is recorded as part of cost of sales in the Consolidated Statement of Income. Depreciation is calculated using the straight-line method to reduce the cost of the asset to its residual value over its estimated useful life, as follows:

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

All of the Company’s leases which are capitalized are classified as operating leases. This means that the right-of-use asset is depreciated in such a manner, that together with the interest charge on the lease liability, the Company achieves a straight-line total lease expense over the lease period.

Lease payments included in the measurement of the lease liability comprise the following:
•fixed payments; and
•lease payments in an optional renewal period if the Company is reasonably certain to exercise an extension option.

The lease liability is measured at amortized cost using the relevant group entity’s incremental borrowing rate at inception of the lease. The lease liability is remeasured when the Company changes its assessment of whether an extension option will be exercised, when a termination notice is served, or when there are other changes to the terms of the lease such as rent concessions or an extension to the lease term that was not initially catered for in the lease agreement.

When the lease liability is remeasured, a corresponding adjustment is made to the carrying amount of the right-of-use asset. The adjustment is recorded in the Consolidated Statement of Income once the carrying amount of the right-of-use asset has been reduced to zero.

The Company presents right-of-use assets within property and equipment, and lease liabilities within accrued expenses and other liabilities, on the Consolidated Balance Sheet.

Goodwill
Goodwill is not amortized but is tested for possible impairment at least annually, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is allocated to a reporting unit for the purpose of impairment testing. The carrying value of the reporting unit, to which goodwill has been allocated, is compared to its fair value, and a goodwill impairment charge is recognized for the amount (if any) by which the carrying value exceeds the fair value, limited to the amount of the goodwill. No impairments of goodwill existed as of the most recent testing date of March 31, 2021 or the previous testing date of March 31, 2020. The changes in the carrying value of goodwill during fiscal 2020 and fiscal 2021 are attributable only to foreign currency translation adjustments.

The allocation of goodwill to reporting units is as follows (in thousands):

	As of March 31,
	2020	2021
Central Services Organization	$5,754	$6,913
Europe	8,106	8,993
Middle East and Australasia	4,364	4,364
Africa	19,699	23,668
	$37,923	$43,938

Sensitivity of goodwill to impairment as of March 31, 2021 was as follows:

	Central Services Organization	Africa	Europe	Middle East and Australasia
Fair value of reporting unit exceeded its carrying amount by	558.7%	403.9%	38.6%	119.5%
Post-tax discount rate used to determine fair value	14.7%	14.7%	9.8%	8.0%
Growth rate used to extrapolate cash flow beyond the budget period	4.4%	4.4%	2.0%	1.8%
The following mutually exclusive changes will result in nil headroom
Post-tax discount rate applied to the expected cash flow projections	40.3%	49.6%	12.4%	14.8%
Decrease in the cash flow projections of	81.7%	80.2%	27.7%	54.5%

Although there were no impairments of goodwill as of March 31, 2021, significant judgement was exercised in determining the fair value of each reporting unit, especially in light of COVID-19, which has had and, we believe, will continue to have an adverse impact on global economies and financial markets. In particular, to the extent that anticipated new contracts do not materialize and the business strategy does not come to fruition, or key personnel are not retained, the forecasts on which the impairment tests were performed could be negatively impacted.

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

Impairment losses recognized during the years ended March 31, 2019, 2020 and 2021 were less than $0.1 million for each year.

Common stock
Incremental external costs directly attributable to the issuance of new shares or the exercise of stock options are shown in equity as a deduction, net of tax, from the proceeds .

If a Group company purchases the Company’s equity instruments (treasury stock), then the consideration paid, including any directly attributable incremental costs (net of income taxes) is deducted from equity attributable to ordinary shareholders of the Company as treasury stock until the shares are canceled or reissued. If such ordinary shares are subsequently reissued, then any consideration received, net of any directly attributable incremental transaction costs and the related income tax effects, is included in equity attributable to ordinary shareholders of the Company. MiX Telematics Investments Proprietary Ltd (“MiX Investments”), a wholly owned subsidiary of the Company, holds 53,816,750 of the Company’s ordinary shares of no par value. These shares are held as treasury stock.

Share repurchases
On May 23, 2017, the Company’s Board of Directors approved a share repurchase program of up to R270 million (equivalent of $18.1 million as of March 31, 2021) under which the Company may repurchase its ordinary shares, including American Depositary Shares (“ADSs”). The Company may repurchase its shares from time to time at its discretion through open market transactions and block trades, based on ongoing assessments of the capital needs of the Company, the market price of its securities and general market conditions. This share repurchase program may be discontinued at any time by the Board of Directors, and the Company has no obligation to repurchase any amount of its securities under the program. The repurchase program will be funded out of existing cash resources.

During the years ended March 31, 2019 and 2020 , the Company repurchased 9,157,695 and 16,856,001 shares, respectively, for an aggregate repurchase consideration of $5.3 million and $9.8 million respectively. Subsequent to the repurchases during fiscal 2019, the shares were de-listed and now form part of the authorized unissued share capital of the Company. MiX Investments holds 13,816,750 of the shares repurchased during fiscal 2020, and the balance of the shares repurchased during fiscal 2020 of 3,039,251 were de-listed and now form part of the authorized unissued share capital of the Company. No share repurchases were made during fiscal 2021. The maximum value of shares that may still be repurchased under the program is R33.5 million (equivalent of $2.2 million as of March 31, 2021). The authority to repurchase shares will expire at the upcoming annual general meeting.

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

Management periodically evaluates its tax positions with respect to situations in which applicable tax regulation is subject to interpretation. For uncertainties in income tax positions if it is more likely than not that some tax benefit will be sustained based on the technical merits of the position, then the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more likely than not that some tax benefit will be sustained, then zero tax benefit is recognized. There were no material uncertain tax positions as of March 31, 2020 and 2021.

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

Advertising
Advertising costs are expensed as incurred and are classified as sales and marketing expense on the Consolidated Statement of Income. For the years ended March 31, 2019, 2020 and 2021, $2.0 million, $2.0 million and $2.3 million respectively, were expensed.

Recent accounting pronouncements
None of the accounting pronouncements required to be applied by the Company for the first time for the year ended 31 March 2021 had a significant financial reporting impact . In addition, new accounting pronouncements issued by 31 March 2021, but not yet effective for the Company, are not expected to have a significant financial reporting impact.

3. Credit risk related to accounts receivables

As of March 31, 2020 and 2021, the aging analysis of accounts receivables is as follows (in thousands):

	Gross	Allowance for doubtful accounts	Net
2020
Not past due	$11,670	$(366)	$11,304
Past due by 1 to 30 days	7,309	(321)	6,988
Past due by 31 to 60 days	2,799	(158)	2,641
Past due by more than 60 days	5,924	(2,757)	3,167
Total	$27,702	$(3,602)	$24,100

	Gross	Allowance for doubtful accounts	Net
2021
Not past due	$10,156	$(513)	$9,643
Past due by 1 to 30 days	4,769	(436)	4,333
Past due by 31 to 60 days	2,457	(259)	2,198
Past due by more than 60 days	7,458	(4,367)	3,091
Total	$24,840	$(5,575)	$19,265

The movements in the allowance for doubtful accounts are as follows (in thousands):

	2020	2021
Balance at April 1,	$2,719	$3,602
Adjustment on initial application of ASC 326	301	—
Restated balance at April 1,	3,020	3,602
Bad debt provision	3,941	2,961
Write-offs, net of recoveries*	(2,655)	(1,656)
Foreign currency translation differences	(704)	668
Balance at March 31,	$3,602	$5,575

* Amounts written off are not subject to enforcement activity.

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

The Company considers a default to have occurred when a receivable is more than 120 days past due or information determined internally or obtained from external sources indicates that the customer is unlikely to pay its creditors, including the Company, in full. Amounts provided are generally written off when there is no expectation of recovering the amount, in accordance with the Company’s write-off policy.

Overview of the Company’s exposure to credit risk from customers

The maximum exposure to credit risk at the reporting date is the carrying value of each receivable and loan to external parties, net of impairment losses where relevant. As of March 31, 2020 and 2021, the Company has no significant concentration of credit risk, due to its spread of customers across various operations and geographical locations.

The Company does not hold any collateral as security.

Net accounts receivables as of March 31, 2020 and 2021 of $2.9 million and $2.3 million, respectively, are pledged as security for the Company’s overdraft facilities.

4. Property and equipment

Property and equipment comprises owned and right of use assets. The Company leases many assets including property, vehicles, machinery and IT equipment.

The cost and accumulated depreciation of owned equipment are as follows (in thousands):

	As of March 31,
	2020	2021
Owned equipment
Equipment, vehicles and other	$6,114	$6,877
In-vehicle devices	52,824	53,448
Less: accumulated depreciation and impairments	(35,397)	(42,955)
Owned equipment, net	$23,541	$17,370

Total depreciation expense related to owned equipment during the years ended March 31, 2019, 2020 and 2021 was $12.5 million, $16.1 million and $12.9 million, respectively. Depreciation expense related to in-vehicle devices is included in subscription cost of revenue.

The cost and accumulated depreciation of right-of-use property and equipment are as follows (in thousands):

	As of March 31,
	2020	2021
Right-of-use assets
Property	$7,724	$8,348
Equipment, vehicles and other	250	226
Less: accumulated depreciation	(1,496)	(2,481)
Right of use property and equipment, net	$6,478	$6,093

5. Intangible assets

Intangible assets comprise the following (in thousands):

		As of March 31, 2020			As of March 31, 2021
	Useful life (in years)	Gross Carrying amount	Accumulated amortization	Net	Gross Carrying amount	Accumulated amortization	Net
Patents and trademarks	3 - 20	$76	$(45)	$31	$115	$(82)	$33
Customer relationships	2 - 15	2,600	(2,068)	532	2,687	(2,271)	416
Internal-use software, technology and other	1 - 18	26,508	(12,064)	14,444	35,618	(17,764)	17,854
Total		$29,184	$(14,177)	$15,007	$38,420	$(20,117)	$18,303

For the years ended March 31, 2019, 2020 and 2021, amortization expense of $3.9 million, $3.8 million, and $3.7 million has been recognized, respectively.

The weighted average amortization period of intangible assets purchased during the year ended March 31, 2020 and 2021 is 3 years and 1 year, respectively.

As of March 31, 2020 and 2021, there was internal-use software in progress of $2.6 million, and $3.8 million, respectively.

As of March 31, 2021, the estimated future amortization expense is as follows (in thousands):

Years ending March 31,
2022	$5,055
2023	4,482
2024	3,756
2025	2,754
2026	1,721
Thereafter	535
Total	$18,303

6. Other assets

The following is a summary of other assets (in thousands):

	As of March 31,
	2020	2021
Deferred commissions	$3,614	$3,687
Loans to external parties and other receivables	586	747
Total other assets	$4,200	$4,434

Deferred commissions
Deferred commissions arise from commissions paid to sales employees and external third parties to obtain contracts with customers, unless the amortization period is 12 months or less, in which instance it is expensed immediately. The following is a summary of the amortization expense (in thousands):

	As of March 31,
	2020	2021
Amortization recognized during the year:	$(3,486)	$(3,533)
–Cost of revenue (external commissions)	(2,428)	(2,552)
–Sales and marketing (internal commissions)	(1,058)	(981)

Loans to external parties
The loans to external parties relate to Broad-based Black Economic Empowerment transactions entered to in South Africa.

As of March 31, 2020 and March 31, 2021, the amortized cost of the loans to Black Industrialists Group Property Management Company (Pty) Ltd (“BIG”) and HSW Management services CC (“HSW”) amounted to $0.5 million and $0.6 million, respectively. All the loans were originated during fiscal 2020, and are on off-market terms. No interest has been charged since origination. The imputed interest rate on the loans to BIG and HSW is 9.65% and 11.65% respectively. Imputed interest rate represents the interest rate that results from a process of approximation required when the present value of a loan must be estimated because an established exchange price is not determinable and the loan has no ready market, while effective interest rate is the rate of return implicit in the loan, that is, contractual interest rate adjusted for any net deferred loan fees or costs, premium, or discount existing at the origination of the loan.

7. Accrued expenses and other liabilities

Accrued expenses comprise the following (in thousands):

	As of March 31,
	2020	2021
Current:
Product warranties	$601	$605
Maintenance	357	609
Employee-related accruals	5,296	6,166
Lease liabilities	1,094	1,395
Accrued income tax payable	736	1,345
Accrued commissions*	1,760	2,199
Other accruals*	4,995	6,356
Total current	$14,839	$18,675

Non-current:
Lease liabilities	$5,413	$4,895
Other liabilities	247	968
Total non-current	$5,660	$5,863

* Due to the significance of accrued commissions, the amount is now disclosed separately; whereas in previous periods it was included in Other accruals. The disclosures as of March 31, 2020 have been revised to conform to the current period disclosures.

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

	As of March 31,
	2020	2021
Product warranties
Opening balance	$777	$616
Warranty expense	372	102
Utilized	(409)	(211)
Foreign currency translation difference	(124)	105
Balance as of March 31	$616	$612
Non-current portion (included in other liabilities)	$15	$7
Current portion	$601	$605

8. Deferred revenue

The movement in deferred revenue is as following (in thousands):

	As of March 31,
	2020	2021
Deferred revenue
Opening balance	$6,107	$5,077
Increases during the year	20,716	33,009
Reversed (recognized as revenue)	(20,736)	(33,210)
Foreign currency translation difference	(1,010)	912
Closing balance	$5,077	$5,788

During the year ended March 31, 2020 and March 31, 2021, revenue of $4.1 million and $3.1 million, respectively, was recognized which was included in the deferred revenue balances as of the beginning of the year.

9. Leases

The Company leases property, office equipment and vehicles under operating leases. The lease terms vary between 1 month and 138 months, with many leases providing renewal rights and certain leases with annual escalations of up to 8% per annum. To the extent the Company is reasonably certain that it will exercise renewal options, such options have been included in the lease terms used for calculating the right-of-use assets and lease liabilities.

Where lease terms are 12-months or less, and meet the criteria for short-term lease classification, no right-of-use asset and no lease liability are recognized.

The components of lease cost are as follows (in thousands):

	As of March 31,
	2019	2020	2021
Operating lease cost	$1,228	$1,631	$1,657
Short-term lease cost	721	198	407
Total lease cost	$1,949	$1,829	$2,064

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	As of March 31,
	2019	2020	2021
Operating cash flow information:
Cash payments included in the measurement of lease liabilities	$1,270	$1,500	$1,540
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$815	$4,520	$110
Weighted-average remaining lease term - operating leases (months)*	36	46	38
Weighted-average discount rate - operating leases	5.4%	7.2%	7.3%

*Including expected renewals where appropriate.

Maturities of lease liabilities as of March 31 were as follows (in thousands):

2022	$1,473
2023	1,171
2024	998
2025	938
2026	912
Thereafter	2,731
Total lease payments	8,223
Less: Imputed interest	(1,933)
Present value of lease liabilities	$6,290

10. Income taxes

The following table presents domestic and foreign components of income/(loss) before income tax expense (in thousands):

	As of March 31,
	2019	2020	2021
Domestic (South Africa)	$28,767	$30,464	$14,443
Foreign	(4,142)	(9,648)	2,786
Income before income tax expense	$24,625	$20,816	$17,229

The following is a summary of the Company’s provision for income taxes for the years ended March 31, 2019, 2020 and 2021:

	As of March 31,
	2019	2020	2021
Current tax
Domestic (South Africa)	$(5,620)	$(4,261)	$(5,768)
Foreign federal	—	—	(165)
Foreign state	(1,109)	(978)	(1,020)
Total Current	(6,729)	(5,239)	(6,953)
Deferred tax
Domestic (South Africa)	(3,963)	(4,744)	3,987
Foreign federal	115	55	83
Foreign state	762	99	249
Total deferred	(3,086)	(4,590)	4,319
Total income tax expense	$(9,815)	$(9,829)	$(2,634)

The following table provides a reconciliation of the income tax expense calculated at the South African statutory tax rate, of 28%, to the income tax expense:

	As of March 31,
	2019	2020	2021
Income before income tax expense	$24,625	$20,816	$17,229
Tax at South African statutory rate of 28%	6,895	5,828	4,824
Tax effect of:
– Income not subject to tax	(41)	—	(35)
– Non-deductible expenses [1]	423	235	929
– Non-deductible/(non-taxable) foreign exchange movements [2]	3,441	4,085	(3,401)
– Investment in subsidiaries	(37)	42	217
– Withholding tax	56	—	23
– Utilization of previously unrecognized tax losses [3]	(385)	(195)	(252)
– Foreign tax paid [4]	272	623	425
– Foreign tax rate differential	(290)	(213)	(241)
– Recognition of previously unrecognized tax losses	(262)	(11)	(73)
– Tax losses not recognized	18	75	92
– Under-provision prior years	157	138	298
– Tax incentives in addition to cost incurred [5]	(448)	(897)	(321)
– Stock based compensation	(113)	—	—
– Transfer pricing imputation	6	65	21
– Imputation of controlled foreign company income	177	119	100
– Other	(54)	(65)	28
Income tax expense	$9,815	$9,829	$2,634

1 These non-deductible expenses consist primarily of items of a capital nature and costs attributable to exempt income, primarily dividends from subsidiaries.
2 The non-deductible/(non-taxable) foreign exchange movements arise as a result of the Company’s internal loan structures.

3 The utilization of assessed losses arises mainly in Europe where historical assessed losses are being utilized.
4 The foreign tax paid relates primarily to withholding taxes on revenue earned in jurisdictions where the Company does not have a jurisdictional presence.
5 The tax incentives relate mainly to research and development allowances, as well as learnership allowances received in terms of the South African tax authorities. MiX Telematics International Proprietary Limited (“MiX International”), a subsidiary of the Company, is eligible for a 150% allowance for research and development spend in terms of section 11D of the South African Income Tax Act. During fiscal years prior to 2017, the additional 50% tax deduction was disallowed on certain projects because the South African Department of Science and Innovation (“DSI”) was of the view that the amounts claimed did not constitute qualifying expenditure. After a lengthy legal process, the DSI approved the additional deductions during fiscal 2020, resulting in the recognition of a tax benefit of $0.5 million for fiscal 2020 that previously was not considered probable.

The Company’s weighted average tax rate is 15.3% (2020: 47.2%, 2019: 39.9%).

The Company’s net deferred tax liabilities consist of the following (in thousands):

	As of March 31,
	2020	2021
Deferred tax liabilities
Capital allowances for tax purposes	4,141	3,494
Intangible assets	2,778	3,559
Prepaid expenses	164	133
Deferred foreign currency gains	8,402	6,186
Investment in subsidiaries	157	427
Deferred commissions	894	802
Lease assets	842	482
Other	79	202
Gross deferred tax liabilities	17,457	15,285
Set-off of deferred tax balances	(6,021)	(6,098)
Net deferred tax liabilities	11,436	9,187

Deferred tax assets
Deferred revenue	1,059	1,224
Capital allowances for tax purposes	1,137	823
Accruals	2,986	5,037
Tax losses	2,578	1,456
Stock based compensation	396	540
Deferred foreign currency losses	374	407
Recurring commission liability	169	186
Lease liabilities	913	552
Other	265	166
Gross deferred tax assets	9,877	10,391
Set-off of deferred tax balances	(6,021)	(6,098)
Net deferred tax assets before valuation allowance	3,856	4,293
Less valuation allowance	(748)	(511)
Net deferred tax assets	3,108	3,782
Net deferred tax liability	(8,328)	(5,405)
The gross movement in net deferred tax assets/(liabilities) is as follows:
Opening balance	(5,977)	(8,328)
Adjustment on initial application of ASC 326	39	—
Foreign currency translation	2,240	(1,415)
Other comprehensive income	(40)	19
Statement of Income charge	(4,590)	4,319
Closing balance	(8,328)	(5,405)

Recognition of deferred tax
Deferred tax at year-end has been recognized using the following corporate tax rates:

Region	2020	2021
South Africa	28%	28%
Australia	30%	30%
Brazil	34%	34%
Romania	16%	16%
Thailand	20%	20%
Uganda	30%	30%
United Arab Emirates	—%	—%
United Kingdom	17%	19%
United States of America	21%	21%

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. As of March 31, 2020 and 2021, the Company believes that it is not more likely than not that deferred tax assets of $0.7 million and $0.5 million, respectively, will be realized in respect of cumulative tax losses amounting to $2.8 million and $2.0 million, respectively. Accordingly, the Company has recorded a valuation allowance on such deferred tax assets.

For the years ended March 31, 2020, and 2021, the valuation allowance decreased by $0.1 million and $0.3 million primarily as a result of utilizing previously unrecognized tax losses.

As at March 31, 2020 and 2021, the Company had tax loss carryforwards of $17.6 million and $11.7 million. respectively. The tax loss carryforwards can be carried forward indefinitely, except for tax losses of $0.2 million in Thailand, which expire between 2023 and 2025.

11. Earnings per share

Basic
Basic earnings per share is calculated by dividing the income attributable to ordinary shareholders of the parent by the weighted average number of ordinary shares in issue during the year.

The net income and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	As of March 31,
	2019	2020	2021
Ordinary Shares:
Income attributable to ordinary shareholders	$14,810	$10,987	$14,595
Weighted average number of ordinary shares in issue	563,578	553,653	549,415
Basic earnings per share	$0.03	$0.02	$0.03

American Depository Shares*:
Income attributable to ordinary shareholders	$14,810	$10,987	$14,595
Weighted average number of American Depository Shares in issue	22,543	22,146	21,977
Basic earnings per American Depository Share	$0.66	$0.50	$0.66

* One American Depository Share is the equivalent of 25 ordinary shares.

Diluted
Diluted earnings per share is calculated by dividing the diluted income attributable to ordinary shareholders by the diluted weighted average number of ordinary shares in issue during the year. Stock options, retention shares and stock appreciation rights granted to employees under the TeliMatrix Group Executive Incentive Scheme and the MiX Telematics Long-Term Incentive Plan (“LTIP”) are considered to be potential ordinary shares. They have been included in the determination of diluted earnings per share if the required target share price or annual shareholder return hurdles (as applicable) would have been met based on the performance up to the reporting date, and to the extent to which they are dilutive.

The performance share awards were not considered to be dilutive as the performance conditions were not met.

	As of March 31,
	2019	2020	2021
Diluted income attributable to ordinary shareholders	$14,810	$10,987	$14,595
Weighted average number of ordinary shares in issue	563,578	553,653	549,415
Adjusted for:
– potentially dilutive effect of stock appreciation rights	16,245	12,560	9,872
– potentially dilutive effect of restricted share units	—	—	774
– potentially dilutive effect of stock options	3,918	1,666	562
Diluted weighted average number of ordinary shares in issue	583,741	567,879	560,624
Diluted earnings per share	$0.03	$0.02	$0.03

American Depository Shares*:
Diluted income attributable to ordinary shareholders	$14,810	$10,987	$14,595
Diluted weighted average number of American Depository Shares in issue	23,350	22,715	22,425
Diluted earnings per American Depository Share	$0.63	$0.48	$0.65

* One American Depository Share is the equivalent of 25 ordinary shares.

12. Dividends

The following dividends were declared (in thousands):

	As of March 31,
	2019	2020	2021
Dividends declared	$4,914	$6,015	$5,367

13. Segment information

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

The CODM has been identified as the Chief Executive Officer who makes strategic decisions. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses net income, net interest income/(expense), foreign exchange gains or losses, stock–based compensation costs, restructuring costs, gains or losses on the disposal or impairments of long-lived assets and subsidiaries. Product development costs are capitalized and amortized and this amortization is excluded from Segment Adjusted EBITDA. Interest expense and amortization related to leases are also excluded from Segment Adjusted EBITDA.

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

The segment information provided to the CODM is as follows (in thousands):

	As of March 31, 2019
	Subscription revenue[1]	Hardware and other revenue[2]	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$70,503	$5,457	$75,960	$35,238
Europe	10,221	5,034	15,255	4,931
Americas	21,279	2,646	23,925	11,097
Middle East and Australasia	16,439	7,089	23,528	10,610
Brazil	4,654	322	4,976	2,007
Total Regional Sales Offices	123,096	20,548	143,644	63,883
Central Services Organization	54	7	61	(11,411)
Total Segment Results	$123,150	$20,555	$143,705	$52,472

1 Subscription revenue is recognized over time.
2 Hardware and other revenue is recognized at a point in time.

	As of March 31, 2020
	Subscription revenue[1]	Hardware and other revenue[2]	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$70,886	$5,870	$76,756	$33,103
Europe	11,682	3,345	15,027	5,603
Americas	22,322	2,207	24,529	10,370
Middle East and Australasia	17,389	5,741	23,130	11,031
Brazil	5,181	614	5,795	2,366
Total Regional Sales Offices	127,460	17,777	145,237	62,473
Central Services Organization	110	303	413	(9,175)
Total Segment Results	$127,570	$18,080	$145,650	$53,298

1 Subscription revenue is recognized over time.
2 Hardware and other revenue is recognized at a point in time.

	As of March 31, 2021
	Subscription revenue[1]	Hardware and other revenue[2]	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$62,453	$5,495	$67,948	$31,781
Europe	12,138	2,441	14,579	6,260
Americas	18,211	770	18,981	7,077
Middle East and Australasia	16,558	4,679	21,237	9,751
Brazil	3,922	142	4,064	1,495
Total Regional Sales Offices	113,282	13,527	126,809	56,364
Central Services Organization	69	16	85	(7,553)
Total Segment Results	$113,351	$13,543	$126,894	$48,811

1 Subscription revenue is recognized over time.
2 Hardware and other revenue is recognized at a point in time.

The revenue from external parties reported to the Company’s CODM is recognized and measured in a manner consistent with that in the Consolidated Statement of Income. Revenue generated by the South African-based operating segments of the Company (i.e. Central Services Organization and Africa, excluding East Africa) to its local and foreign-based customers for fiscal 2019, 2020 and 2021, amounted to $74.6 million, $76.0 million and $67.1 million, respectively. Revenue generated by the foreign-based segments (i.e. Europe, Americas, East Africa, Middle East, Brazil and Australasia) to its local and foreign-based customers for fiscal 2019, 2020 and 2021, amounted to $69.1 million, $69.7 million and $59.8 million.

A reconciliation of the segment results to income before tax expense for the year is disclosed below (in thousands).

	As of March 31,
	2019	2020	2021
Segment Adjusted EBITDA	$52,472	$53,298	$48,811
Corporate and consolidation entries	(8,631)	(8,366)	(8,879)
Loss contingency [1]	15	(233)	—
Expected credit losses [2]	64	—	—
Operating lease costs [3]	(988)	(1,610)	(1,652)
Product development costs [4]	(1,449)	(1,363)	(1,112)
Depreciation and amortization	(16,368)	(19,972)	(16,559)
Impairment of long-lived assets	(62)	(6)	(8)
Stock-based compensation costs	(511)	(660)	(1,273)
(Increase)/decrease in restructuring costs [5]	(221)	1	(1,055)
Net profit/(loss) on sale of property and equipment	43	270	(13)
Net foreign exchange gains/(losses)	28	(610)	(959)
Net interest income/(expense)	233	67	(72)
Income before tax expense for the year	$24,625	$20,816	$17,229

1 For segment reporting purposes, a loss contingency (51% probability), had been raised prior to fiscal 2019. As of March 31, 2020, the loss contingency was no longer needed because an outflow was considered remote. In order to reconcile Segment Adjusted EBITDA to net income before taxes, the increases/decreases to the loss contingency, recognized for segment reporting purposes, needed to be added/deducted.

2 For segment reporting purposes, in fiscal 2019 the allowance for doubtful accounts was determined using an expected credit loss model. From fiscal 2020, an expected credit loss model has been applied, as a result of the early adoption of ASC 326 Financial Instruments – Credit Losses, which is why there is no longer a reconciling item.

3 For the purposes of calculating Segment Adjusted EBITDA, operating leases have been capitalized, except for leases with a term of no more than 12 months or leases of low value assets. Where operating leases are capitalized for segment reporting purposes, the amortization of the right-of-use asset and the interest on the operating lease liability are excluded from the Segment Adjusted EBITDA. Therefore, in order to reconcile Segment Adjusted EBITDA to net income before taxes, the total lease expense in respect of operating leases needs to be deducted.

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

5 During fiscal 2019, restructuring costs of $0.1 million were recognized in each of the Middle East and Australasia segment, and the Africa segment. During fiscal 2021, the Company incurred $1.1 millon of restructuring costs which comprise of employee termination benefits, as a result of measures to minimize the adverse economic and business effect of the COVID-19 pandemic and to re-align resources with the Company's current business outlook and cost structure. $0.7 million, $0.2 million, $0.1 million and $0.1 million of the restructuring costs related to the CSO, Africa, North America and Middle East and Australasia reporting segments, respectively. As of March 31, 2021, substantially all of the restructuring costs had been paid. Restructuring costs are included in Administration and other expenses in the Consolidated Statement of Income.

Segment assets are not disclosed because such information is not reviewed by the CODM. The following table depicts the geographical location of the Company’s long-lived assets (in thousands) other than financial instruments, deferred commissions and deferred tax assets:

	As of March 31,
	2020	2021
South Africa	$56,250	$63,832
America	10,027	10,366
Europe	9,697	5,178
Middle East and Australia	5,559	5,474
Brazil	1,417	854
Total	$82,950	$85,704

These assets are allocated based on the physical location of the asset.

No single customer accounted for 10% or more of the Company’s total revenue in fiscal years 2019, 2020 and 2021. No single customer accounted for 10% or more of the Company’s accounts receivable as of fiscal years ended 2020 and 2021.

14. Stock-based compensation plan

The Company has issued share incentives under two equity-classified incentive plans, the TeliMatrix Group Executive Incentive Scheme and the MiX Telematics Long-Term Incentive Plan (“LTIP”), to directors and certain key employees within the Company.

Since the introduction of the LTIP during 2014, no further awards have been made in terms of the TeliMatrix Group Executive Incentive Scheme. The TeliMatrix Group Executive Incentive Scheme has come to an end with the last of the outstanding options being exercised during fiscal 2021. No options remain outstanding under the TeliMatrix Group Executive Incentive Scheme as of March 31, 2021.

The LTIP provides for three types of grants to be issued, namely performance shares, restricted share units (“RSUs”) and stock appreciation rights (“SARs”).

As of March 31, 2021, there were 47,090,000 shares reserved for future issuance under the LTIP.

The total stock-based compensation expense recognized during the years ended March 31, 2019, 2020 and 2021, was $0.5 million, $0.7 million and $1.3 million, respectively. Deferred tax benefits recognized on total stock-based compensation expense in the Statement of Income for the years ended March 31, 2019, 2020 and 2021, was $0.1 million, $0.4 million and $0.1 million, respectively. Tax benefits realized on awards exercised during the years ended March 31, 2019, 2020 and 2021, was $0.1 million, $0.2 million and $0.1 million, respectively.

Stock options granted under the TeliMatrix Group Executive Incentive Scheme

The options vested in tranches of 25% per annum, commencing on the second anniversary of the grant date and expired 6 years after the grant date (with the final tranche expiring on September 10, 2020). Vesting was contingent upon employment within the Company and an annual total shareholder return in excess of 10% being met, taking into account any dividends paid during the vesting period. The Company had no legal or constructive obligation to repurchase or settle the options in cash.

Management estimated forfeiture to be approximately 5%.

The following table summarizes the Company’s stock options for the year ended March 31, 2021:

	Number of Options	Weighted- Average Exercise Price in U.S. Cents*	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value*(in thousands)
Outstanding as of April 1, 2020	3,500,000	28
Exercised	(3,500,000)	28
Outstanding as of March 31, 2021	—	—	—	$—

* The exercise price was denominated in South African cents. U.S. currency amounts are based on a ZAR:USD exchange rate of 14.9167 as of March 31, 2021.

The total intrinsic value of stock options exercised during fiscal 2019 and 2021 was $2.86 million and $0.48 million, respectively. U.S. Dollar amounts are based on average ZAR:USD exchange rates for fiscal 2019 and 2021 of 13.7494 and 16.3724, respectively. No options were exercised during the year ended March 31, 2020.

Stock appreciation rights granted under the LTIP

Under the LTIP, SARs may be issued to certain directors and key employees. The exercise price of the SARs granted is equal to the closing market value of ordinary shares on the day preceding the date of grant. The SARs granted vest in tranches of 25% per annum, commencing on the second anniversary of the grant date and expire 6 years after the grant date. Vesting is contingent upon employment within the Company and an annual total shareholder return in excess of 10% being achieved, taking into account any dividends paid during the vesting period, being achieved. Management estimates forfeiture to be approximately 5%. Upon exercise, the Company will settle the value of the difference, between the closing market value of the ordinary shares on the day of settlement and the award price, (if positive), by delivering shares. The Company has no legal or constructive obligation to settle the SARs in cash.

The following table summarizes the Company’s SARs for the year ended March 31, 2021:

	Number of SARs	Weighted- Average Exercise Price in U.S. Cents*	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value* (in thousands)
Outstanding as of April 1, 2020	32,943,750	35
Granted	11,200,000	40
Exercised	(2,104,428)	21
Forfeited	(1,471,405)	40
Outstanding as of March 31, 2021	40,567,917	37	3.29
Vested and expected to vest as of March 31, 2021	39,142,292	37	2.50	$7,107
Vested as of March 31, 2021	12,055,417	22	1.36	$3,804

* The exercise price is denominated in South African cents. U.S. currency amounts are based on a ZAR:USD exchange rate of 14.9167 as of March 31, 2021.

The weighted-average grant-date fair value of SARs granted during the years ended March 31, 2019, 2020 and 2021, was 28 U.S. cents, 21 U.S. cents and 16 U.S. cents, respectively. The grant-date fair value was determined using a combination of the Monte Carlo Simulation option pricing model and the Binomial Tree option pricing model. U.S. currency amounts are based on a ZAR:USD exchange rate of 14.9167 as of March 31, 2021.

The total intrinsic value of SARs exercised during fiscal 2019, 2020 and 2021 was $0.70 million, $1.21 million, and $0.31 million, respectively. U.S. Dollar amounts are based on a ZAR:USD exchange rate of 14.9167 as of March 31, 2021.

The following table summarizes the Company’s unvested SARs for the year ended March 31, 2021:

	Number of SARs	Weighted- Average Grant-Date Fair Value in U.S. Cents*
Unvested as of April 1, 2020	24,893,750	15
Granted	11,200,000	16
Vested	(6,109,845)	9
Forfeited	(1,471,405)	15
Unvested as of March 31, 2021	28,512,500	16

* The exercise price used to determine the grant date fair value is denominated in South African cents. U.S. currency amounts are based on a ZAR:USD exchange rate of 14.9167 as of March 31, 2021.

As of March 31, 2021, there was $2.03 million of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 4.18 years.

Restricted share units granted under the LTIP

Under the LTIP, RSUs may be issued to certain directors and key employees. The scheme rules allow for a maximum of 2 million RSUs to be granted in any financial year and for a maximum of 12 million RSUs to be granted in aggregate over the life of the plan.

2 million time-based RSUs were granted on June 1, 2020, and will vest in tranches of 50% per annum, commencing on the second anniversary of the grant date. Vesting is conditional upon the continued employment of the recipient with the Company. Management estimates forfeiture to be approximately 5%. Settlement will take place in the Company’s shares. The Company has no legal or constructive obligation to settle the RSUs in cash. The weighted average grant date fair value per RSU granted was 34 U.S. cents. U.S. currency amounts are based on a ZAR:USD exchange rate of 14.9167 as of March 31, 2021. The grant date fair value was determined by deducting the present value of expected dividends to be paid per share prior to vesting from the closing market price of the Company’s shares on the grant date. The unrecognized compensation cost related to unvested RSUs as of March 31, 2021 was $0.4 million, which will be recognized over a weighted average period of 2 years, which is also the weighted average remaining contractual period.

15. Debt

As of March 31, 2020 and 2021, debt comprises bank overdrafts of $2.4 million and $1.7 million, respectively. Details of undrawn facilities are shown below:

		As of March 31,
	Interest rate	2020	2021
Undrawn borrowing facilities at floating rates include:
– Standard Bank Limited:
Overdraft	SA prime* less 1.2%	$1,204	$2,616
Vehicle and asset finance	SA prime* less 1.2%	474	570
Working capital facility	SA prime* less 0.25%	1,395	1,676
– Nedbank Limited overdraft	SA prime* less 2%	558	670
		$3,631	$5,532
*South African prime interest rate

As of March 31, 2020 and 2021, the South African prime interest rate was 8.75% and 7.00%, respectively. The Standard Bank and Nedbank facilities have no fixed renewal date and are repayable on demand. The facility from Nedbank Limited is unsecured.

16. Commitments and contingencies

Capital commitments

As of March 31, 2019, 2020 and 2021, the Company had approved, and contracted, capital commitments for property and equipment of $2.8 million, $1.8 million and $1.2 million, respectively; and for intangible assets of $1.3 million, $0.9 million and $1.3 million, respectively.

Capital commitments will be funded out of a mixture of working capital and cash and cash equivalents.

Contingencies

Service agreement

In terms of an amended network services agreement with Mobile Telephone Networks Proprietary Limited (“MTN”), MTN is entitled to claw back payments from MiX Telematics Africa Proprietary Limited, a subsidiary of the Company, in the event of early cancellation of the agreement or certain base connections not being maintained over the term of the agreement. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2020 and 2021 was $1.9 million and $2.0 million, respectively. No loss is considered probable under this arrangement.

Competition Commission of South Africa matter

On April 15, 2019 the Competition Commission of South Africa (“Commission”) referred a matter to the Competition Tribunal of South Africa (“Tribunal”). The Commission contends that the Company and a number of its channel partners have engaged in market division. Should the Tribunal rule against MiX Telematics, the Company may be liable to an administrative penalty in terms of the Competition Act, No. 89 of 1998. The Company had cooperated fully with the Commission during its preliminary investigation. We cannot predict the timing of a resolution or the ultimate outcome of the matter, however, the Company and its external legal advisers continue to believe that we have consistently adhered to all applicable laws and regulations and that the referral from the Commission is without merit. As of March 31, 2021, we have not made any provisions for this matter as we do not believe that an outflow of economic resources is probable.

17. Retirement benefits

It is the policy of the Company to provide retirement benefits to all its South African, United Kingdom, United States, Brazilian, Romanian and Australian employees. All these retirement benefits are defined contribution plans and are held in separate trustee-administered funds. These plans are funded by members as well as company contributions. The South African plan is subject to the Pension Funds Act of 1956, the UK plan is subject to the United Kingdom Pensions Act 2008 and the Australian plan is subject to the Superannuation Guarantee Administration Act of 1992. In Brazil, the Company contributes to a mandatory state social contribution plan known as Regime Geral de Previdência Social. In Romania there is a mandatory social security contribution paid to the state budget, as defined by the Pension Law (Law 263/2010) and the Fiscal Code (Law 227/2015). For the United States employees, a voluntary Internal Revenue Service section 401(k) tax-deferred defined contribution scheme is offered. The full extent of the Company’s liability, in respect of the retirement benefits offered, is the contributions made, which are charged to the Consolidated Statement of Income as they are incurred. The total Company contribution to such schemes for the years ended March 31, 2019, 2020 and 2021 were $2.1 million, $2.2 million and $1.9 million, respectively.

18. Related party transactions

Prior to July 2019 the Company leased premises from TPF Investments Proprietary Limited (“TPF”), a company over which Robin Frew (non-executive Chairperson of the Company) exercised significant influence. Lease expenses of $0.5 million and $0.2 million were recognized during the years ended March 31, 2019 and 2020, respectively. During fiscal 2020 the Company acquired the property from TPF and sold it immediately to Black Industrialists Group Property Management Company (Pty) Ltd (“BIG”), a non-related party, as part of a Broad-Based Black Economic Empowerment transaction. The Company now leases the property from BIG.

19. Subsequent events

Other than the items below, the directors are not aware of any matter material or otherwise arising since March 31, 2021 and up to the date of this report, not otherwise dealt with herein.

Dividend declared
The Board of Directors declared in respect of the fourth quarter of fiscal 2021 which ended on March 31, 2021, a dividend of 4 South African cents per ordinary share and 1 South African Rand per ADS that will be paid on July 1, 2021.

20. Exchange rates

The Company is subject to fluctuations in exchange rates between the ZAR and foreign currencies, primarily the U.S. Dollar and the British Pound Sterling. The following major rates of exchange were used in the preparation of the consolidated financial statements:

		As of March 31,
		2019	2020	2021
USD:ZAR	– closing	14.48	17.92	14.92
	– average	13.75	14.78	16.37

USD:GBP	– closing	0.77	0.81	0.73
	– average	0.76	0.79	0.77

Schedule II - Valuation and Qualifying Accounts
(Amounts in thousands)

Description	Balance at beginning of the year	Net additions / (decreases) - charged to costs and expenses	Net additions / (decreases) - charged to other accounts [1]		Deductions		Balance at end of the year
Year ended March 31, 2019
Allowance for doubtful accounts	$1,482	$2,098	$(289)		$(572)	2	$2,719
Deferred taxation valuation allowance	1,784	(244)	(145)		(385)	3	1,010
Year ended March 31, 2020
Allowance for doubtful accounts	2,719	3,941	(403)	4	(2,655)	2	3,602
Deferred taxation valuation allowance	1,010	64	(131)		(195)	3	748
Year ended March 31, 2021
Allowance for doubtful accounts	3,602	2,961	670		(1,656)	2	5,577
Deferred taxation valuation allowance	$748	$19	$(4)		$(252)	3	$511

1 Foreign currency translation adjustments.
2 Amounts relate to write-offs of uncollectible accounts, net of recoveries.
3 Amounts relate to utilization of previously unrecognized tax losses.
4 Net amount comprises the effect of adopting ASU 2016-13 as of April 1, 2019, an increase of $0.3 million in the allowance, as well as a foreign currency translation gain of $0.7 million.