Form 10-Q
period 2021-06-30
MiX Telematics Ltd
filed 2021-08-05
CIK 1576914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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

As of July 23, 2021, the registrant had 606,079,803 ordinary shares, of no par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$45,489	$46,127
Restricted cash	854	1,054
Accounts receivables, net of allowances for doubtful accounts of $5.6 million and $6.3 million, respectively	19,265	20,381
Inventory, net	3,109	3,541
Prepaid expenses and other current assets	8,509	9,826
Total current assets	77,226	80,929
Property and equipment, net	23,463	24,531
Goodwill	43,938	45,284
Intangible assets, net	18,303	19,422
Deferred tax assets	3,782	4,607
Other assets	4,434	4,556
Total assets	$171,146	$179,329
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,674	$2,998
Accounts payables	6,560	5,111
Accrued expenses and other liabilities	17,330	19,169
Deferred revenue	5,788	5,749
Income taxes payable	1,345	2,940
Total current liabilities	32,697	35,967
Deferred tax liabilities	9,187	8,610
Long-term accrued expenses and other liabilities	5,863	5,857
Total liabilities	47,747	50,434

Stockholders’ equity:
MiX Telematics Limited stockholders’ equity
Preference shares: 100 million shares authorized but not issued	—	—
Ordinary shares: 605.6 million and 606.1 million no-par value shares issued and outstanding as of March 31, 2021 and June 30, 2021, respectively	67,401	67,401
Less treasury stock at cost: 53.8 million shares as of March 31, 2021 and June 30, 2021	(17,315)	(17,315)
Retained earnings	76,710	78,679
Accumulated other comprehensive income	1,924	5,087
Additional paid-in capital	(5,326)	(4,962)
Total MiX Telematics Limited stockholders’ equity	123,394	128,890
Non-controlling interest	5	5
Total stockholders’ equity	123,399	128,895

Total liabilities and stockholders’ equity	$171,146	$179,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2020	2021
Revenue
Subscription	$25,875	$31,090
Hardware and other	1,622	3,808
Total revenue	27,497	34,898
Cost of revenue
Subscription	7,349	9,127
Hardware and other	1,229	2,916
Total cost of revenue	8,578	12,043
Gross profit	18,919	22,855
Operating expenses
Sales and marketing	2,746	3,512
Administration and other	13,491	15,007
Total operating expenses	16,237	18,519
Income from operations	2,682	4,336
Other expense	98	135
Net interest expense	70	78
Income before income tax expense	2,514	4,123
Income tax expense	92	592
Net income	2,422	3,531
Less: Net income attributable to non-controlling interest	—	—
Net income attributable to MiX Telematics Limited	$2,422	$3,531

Net income per ordinary share
Basic	$0.004	$0.01
Diluted	$0.004	$0.01

Net income per American Depository Share
Basic	$0.11	$0.16
Diluted	$0.11	$0.16

Ordinary shares
Weighted average	547,124	551,860
Diluted weighted average	558,702	565,020

American Depository Shares
Weighted average	21,885	22,074
Diluted weighted average	22,348	22,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2020	2021
Net income	$2,422	$3,531
Other comprehensive income
Foreign currency translation adjustments, net of tax	2,084	3,163
Total comprehensive income	4,506	6,694
Less: Total comprehensive income attributable to non-controlling interest	—	—
Total comprehensive income attributable to MiX Telematics Limited	$4,506	$6,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2020 and 2021
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of April 1, 2020	600,934	$66,522	$(17,315)	$(11,070)	$(6,599)	$67,482	$99,020	$5	$99,025
Net income	—	—	—	—	—	2,422	2,422	—	2,422
Other comprehensive loss	—	—	—	2,084	—	—	2,084	—	2,084
Issuance of common stock in relation to stock options and SARs exercised	85	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	293	—	293	—	293
Dividends of 4 South African cents (0.2 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,217)	(1,217)	—	(1,217)
Balance as of June 30, 2020	601,019	$66,522	$(17,315)	$(8,986)	$(6,306)	$68,687	$102,602	$5	$102,607

Balance as of April 1, 2021	605,579	$67,401	$(17,315)	$1,924	$(5,326)	$76,710	$123,394	$5	$123,399
Net income	—	—	—	—	—	3,531	3,531	—	3,531
Other comprehensive income	—	—	—	3,163	—	—	3,163	—	3,163
Issuance of common stock in relation to SARs exercised	501	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	364	—	364	—	364
Dividends of 4 South African cents (0.3 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,562)	(1,562)	—	(1,562)
Balance as of June 30, 2021	606,080	$67,401	$(17,315)	$5,087	$(4,962)	$78,679	$128,890	$5	$128,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2020	2021
Cash flows from operating activities
Cash generated from operations	$9,189	$5,419
Interest received	112	123
Interest paid	(83)	(81)
Income tax received/(paid)	139	(735)
Net cash provided by operating activities	9,357	4,726

Cash flows from investing activities
Acquisition of property and equipment – in-vehicle devices	(992)	(2,946)
Acquisition of property and equipment – other	(84)	(64)
Proceeds from the sale of property and equipment	—	12
Acquisition of intangible assets	(1,044)	(1,342)
Net cash used in investing activities	(2,120)	(4,340)

Cash flows from financing activities
Cash paid on dividends to MiX Telematics Limited stockholders	(1,216)	(1,549)
Movement in short-term debt	147	1,290
Net cash used in financing activities	(1,069)	(259)

Net increase in cash and cash equivalents, and restricted cash	6,168	127
Cash and cash equivalents, and restricted cash at beginning of the period	18,652	46,343
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	450	711
Cash and cash equivalents, and restricted cash at end of the period	$25,270	$47,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Summary of Significant Accounting Policies

Nature of the Business

MiX Telematics Limited (the “Company”) is a global provider of connected fleet and mobile asset solutions delivered as Software-as-a-Service (“SaaS”). The Company’s products and services provide enterprise fleets, small fleets and consumers with solutions for efficiency, safety, compliance and security.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2021 filed with the SEC on June 14, 2021.

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

As of June 30, 2021, the global outbreak of COVID-19 has had and, we believe, will continue to have an adverse impact on global economies and financial markets. We have taken into account the impact of COVID-19 on expected credit losses to the extent possible. Our expected credit losses have increased as a result. However, future changes in economic conditions related to COVID-19 could have an impact on future estimates and judgements used, particularly those relating to goodwill sensitivities and impairment assessments.

Summary of significant accounting policies

There have been no changes to the Company’s significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, filed with the SEC on June 14, 2021, that have had a material impact on the Company’s Condensed Consolidated Financial Statements and related notes.

2. Revenue from contracts with customers

The Company provides fleet and mobile asset management solutions. The principal revenue streams are (1) Subscription and (2) Hardware and other. Subscription revenue is recognized over time and hardware and other revenue is recognized at a point-in-time.

To provide services to customers, a device which collects and transmits information collected from the vehicle or other asset is required. Fleet customers may also obtain other items of hardware, virtually all of which are functionally-dependent on the device. Some customers obtain control of the device and other hardware (where legal title transfers to the customer); while other customers do not (where legal title remains with the Company). A contract arises on the acceptance of a customer’s purchase order, which is typically executed in writing.

Contract liabilities
When customers are invoiced in advance for subscription services that will be provided over periods of more than one month, or pay in advance of service periods of more than one month, deferred revenue liabilities are recorded. Deferred revenue as of March 31, 2021 and June 30, 2021 was $5.8 million and $5.7 million, respectively. During the quarter ended June 30, 2020 and June 30, 2021, revenue of $1.1 million and $1.2 million, respectively, was recognized which was included in the deferred revenue balances at the beginning of each quarter.

Contract acquisition costs
Commissions payable to sales employees and external third parties which are incurred to acquire contracts are capitalized and amortized, unless the amortization period is 12 months or less, in which instance they are expensed immediately. Deferred commissions were $3.7 million and $3.8 million as of March 31, 2021 and June 30, 2021, respectively, and are included in Other assets on the Condensed Consolidated Balance Sheets.

The following is a summary of the amortization expense recognized (in thousands):

	Three Months Ended June 30,
	2020	2021
Amortization recognized during the period:	$(692)	$(910)
–Cost of revenue (external commissions)	(484)	(675)
–Sales and marketing (internal commissions)	(208)	(235)

3. Credit risk related to accounts receivable

The movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended June 30,
	2020	2021
Balance at April 1	$3,602	$5,575
Bad debt provision	855	571
Write-offs, net of recoveries	(8)	(16)
Foreign currency translation differences	132	194
Balance at June 30	$4,581	$6,324

Overview of the Company’s exposure to credit risk from customers

The maximum exposure to credit risk at the reporting date is the carrying value of each receivable and loan to external parties, net of impairment losses where relevant. As of March 31, 2021 and June 30, 2021, the Company had no significant concentration of credit risk, due to its spread of customers across various operations and geographical locations.

The Company does not hold any collateral as security.

Net accounts receivable as of March 31, 2021 and June 30, 2021 of $2.3 million and $3.2 million, respectively, are pledged as security for the Company’s overdraft facilities.

4. Property and equipment

Property and equipment comprises owned and right of use assets. The Company leases many assets including property, vehicles, machinery and IT equipment.

The cost and accumulated depreciation of owned equipment are as follows (in thousands):

	March 31, 2021	June 30, 2021
Owned equipment
Equipment, vehicles and other	$6,877	$7,200
In-vehicle devices	53,448	56,239
Less: accumulated depreciation and impairments	(42,955)	(44,888)
Owned equipment, net	$17,370	$18,551

Total depreciation expense related to owned equipment during the three months ended June 30, 2020 and 2021 was $2.8 million and $2.7 million, respectively. Depreciation expense related to in-vehicle devices is included in subscription cost of revenue.

The cost and accumulated depreciation of right-of-use property and equipment are as follows (in thousands):

	March 31, 2021	June 30, 2021
Right-of-use assets
Property	$8,348	$8,200
Equipment, vehicles and other	226	227
Less: accumulated depreciation	(2,481)	(2,447)
Right of use property and equipment, net	$6,093	$5,980

5. Intangible assets

Intangible assets comprise the following (in thousands):

		As of March 31, 2021			As of June 30, 2021
	Useful life (in years)	Gross Carrying amount	Accumulated amortization	Net	Gross Carrying amount	Accumulated amortization	Net
Patents and trademarks	3 - 20	$115	$(82)	$33	$90	$(58)	$32
Customer relationships	2 - 15	2,687	(2,271)	416	2,667	(2,280)	387
Internal-use software, technology and other	1 - 18	35,618	(17,764)	17,854	38,330	(19,327)	19,003
Total		$38,420	$(20,117)	$18,303	$41,087	$(21,665)	$19,422

For the three months ended June 30, 2020 and 2021, amortization expense of $0.8 million, and $1.0 million, respectively, has been recognized.

6. Accrued expenses and other liabilities

Accrued expenses and other liabilities comprise the following (in thousands):

	March 31, 2021	June 30, 2021
Current:
Product warranties	$605	$607
Maintenance	609	621
Employee-related accruals	6,166	6,512
Lease liabilities	1,395	1,353
Accrued commissions	2,199	2,650
Other accruals	6,356	7,426
Total current	$17,330	$19,169

Non-current:
Lease liabilities	$4,895	$4,848
Other liabilities	968	1,009
Total non-current	$5,863	$5,857

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

	As of June 30,
	2020	2021
Product warranties
Opening balance	$616	$612
Warranty expense	26	56
Utilized	(31)	(61)
Foreign currency translation difference	22	18
Balance as of June 30	$633	$625
Non-current portion (included in other liabilities)	$11	$18
Current portion	$622	$607

7. Development expenditure

Development expenditure comprises the following (in thousands):

	Three Months Ended June,
	2020	2021
Costs capitalized (1)	$736	$971
Costs expensed (2)	994	1,437
Total costs incurred	$1,730	$2,408
Percentage capitalized	42.5%	40.3%

(1) Costs capitalized relate only to the development of internal-use software. Product development costs are expensed when incurred.
(2) Costs expensed are included in Administration and other expenses in the Condensed Consolidated Statement of Income.

8. Income taxes

Our income tax provision reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 3.7% for the three months ended June 30, 2020 compared to 14.4% for the three months ended June 30, 2021. Ignoring the impact of foreign exchange gains and losses net of tax, the effective tax rate for the three months ended June 30, 2020 and 2021, was 30.2% and 31.8%, respectively.

9. Earnings per share

Basic
Basic earnings per share is calculated by dividing the income attributable to ordinary shareholders of the parent by the weighted average number of ordinary shares in issue during the period.

The net income and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2020	2021
Numerator (basic)
Net income attributable to ordinary shareholders	$2,422	$3,531
Denominator (basic)
Weighted-average number of ordinary shares in issue	547,124	551,860
Basic earnings per share	$0.004	$0.01

American Depository Shares*:
Net income attributable to ordinary shareholders	$2,422	$3,531
Weighted-average number of American Depository Shares in issue	21,885	22,074
Basic earnings per American Depository share	$0.11	$0.16
*One American Depository Share is the equivalent of 25 ordinary shares.

Diluted
Diluted earnings per share is calculated by dividing the diluted income attributable to ordinary shareholders by the diluted weighted average number of ordinary shares in issue during the period. Stock options, retention shares and stock appreciation rights granted to directors and employees are considered to be potential ordinary shares. They have been included in the determination of diluted earnings per share if the required target share price or annual shareholder return hurdles (as applicable) would have been met based on the performance up to the reporting date, and to the extent to which they are dilutive.

	Three Months Ended June 30,
	2020	2021
Numerator (diluted)
Diluted net income attributable to ordinary shareholders	$2,422	$3,531
Denominator (diluted)
Weighted-average number of ordinary shares in issue	547,124	551,860
Adjusted for:
– potentially dilutive effect of stock appreciation rights	9,696	11,840
– potentially dilutive effect of restricted share units	637	1,320
– potentially dilutive effect of stock options	1,245	—
Diluted-weighted average number of ordinary shares in issue	558,702	565,020
Diluted earnings per share	$0.004	$0.01

American Depository Shares*:
Diluted net income attributable to ordinary shareholders	$2,422	$3,531
Diluted weighted-average number of American Depository Shares in issue	22,348	22,601
Diluted earnings per American Depository share	$0.11	$0.16
*One American Depository Share is the equivalent of 25 ordinary shares.

10. Segment information

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

The CODM has been identified as the Chief Executive Officer who makes strategic decisions for the Company. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses net income excluding net interest income/(expense), foreign exchange gains or losses, operating lease expenses, stock-based compensation costs, restructuring costs, and gains or losses on the disposal or impairments of long-lived assets and subsidiaries. Product development costs are capitalized and amortized and this amortization is excluded from Segment Adjusted EBITDA.

Segment assets are not disclosed because such information is not reviewed by the CODM.

The following table provides revenue and Segment Adjusted EBITDA (in thousands):

	Three Months Ended June 30, 2020
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$13,923	$601	$14,524	$7,245
Europe	2,850	134	2,984	1,302
Americas	4,175	155	4,330	1,408
Middle East and Australasia	3,881	709	4,590	1,918
Brazil	1,031	23	1,054	410
Total Regional Sales Offices	25,860	1,622	27,482	12,283
Central Services Organization	15	—	15	(1,863)
Total Segment Results	$25,875	$1,622	$27,497	$10,420

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Three Months Ended June 30, 2021
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$18,711	$1,215	$19,926	$8,904
Europe	3,373	1,261	4,634	1,751
Americas	3,623	195	3,818	539
Middle East and Australasia	4,349	1,105	5,454	2,543
Brazil	1,020	32	1,052	317
Total Regional Sales Offices	31,076	3,808	34,884	14,054
Central Services Organization	14	—	14	(2,587)
Total Segment Results	$31,090	$3,808	$34,898	$11,467

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

A reconciliation of the segment results to income before income tax expense is disclosed below (in thousands):

	Three Months Ended June 30,
	2020	2021
Segment Adjusted EBITDA	$10,420	$11,467
Corporate and consolidation entries	(2,330)	(2,376)
Operating lease costs (1)	(392)	(407)
Product development costs (2)	(243)	(363)
Depreciation and amortization	(3,628)	(3,679)
Stock-based compensation costs	(293)	(364)
Increase in restructuring costs (3)	(844)	(1)
Net loss on sale of property and equipment	(1)	—
Net foreign exchange losses	(105)	(76)
Net interest expense	(70)	(78)
Income before income tax expense for the period	$2,514	$4,123

1.For the purposes of calculating Segment Adjusted EBITDA, operating lease expenses are excluded from the Segment Adjusted EBITDA. Therefore, in order to reconcile Segment Adjusted EBITDA to net income before taxes, the total lease expense in respect of operating leases needs to be deducted.

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

3.For the first quarter of fiscal 2021, $0.6 million and $0.2 million of the restructuring costs related to the CSO and Africa reporting segments, respectively.

No single customer accounted for 10% or more of the Company’s total revenue for the three months ended June 30, 2020 and 2021. No single customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2021 or June 30, 2021.

11. Stock-based compensation plan

The Company has issued equity-classified share incentives under the MiX Telematics Long-Term Incentive Plan (“LTIP”) to directors and certain key employees within the Company.

The LTIP provides for three types of grants to be issued, namely performance shares, restricted share units (“RSUs”) and stock appreciation rights (“SARs”).

As of June 30, 2021, there were 47,090,000 shares reserved for future issuance under the LTIP.

The total stock-based compensation expense recognized during the three months ended June 30, 2020 and 2021 was $0.3 million and $0.4 million, respectively.

Stock appreciation rights granted under the LTIP

The following table summarizes the activities for the outstanding SARs:

	Number of SARs	Weighted- Average Exercise Price in U.S. Cents*	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2021	40,567,917	38
Exercised	(818,750)	22
Forfeited	(50,000)	41
Outstanding as of June 30, 2021	39,699,167	39	3.08

Vested and expected to vest as of June 30, 2021	38,436,355	38	2.27	7,377
Vested as of June 30, 2021	14,442,917	23	1.22	4,866

As of June 30, 2021, there was $1.8 million of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 3.5 years.

*U.S. currency amounts are based on a ZAR:USD exchange rate of R14.318 as of June 30, 2021.

Restricted share units granted under the LTIP

2 million RSUs were outstanding and unvested as of April 1, 2021, and remain as such as of June 30, 2021. Management estimates forfeiture to be approximately 5%. The unrecognized compensation cost related to unvested RSUs as of June 30, 2021 was $0.4 million, which will be recognized over a weighted average period of 1.75 years, which is the same period as the weighted average remaining contractual term.

12. Debt

As of March 31, 2021 and June 30, 2021, debt comprised bank overdrafts of $1.7 million and $3.0 million, respectively. Net accounts receivable as of March 31, 2021 and June 30, 2021 of $2.3 million and $3.2 million, respectively, are pledged as security for the Company’s overdraft facilities.

Details of undrawn facilities are shown below:

	Interest rate	March 31, 2021	June 30, 2021
Undrawn borrowing facilities at floating rates include:
– Standard Bank Limited:
Overdraft	SA Prime* less 1.2%	$2,616	$1,472
Vehicle and asset finance	SA Prime* less 1.2%	570	594
Working capital facility	SA Prime* less 0.25%	1,676	1,746
– Nedbank Limited overdraft	SA Prime* less 2%	670	698
		$5,532	$4,510
*South African prime interest rate

As of March 31, 2021 and June 30, 2021, the South African prime interest rate was 7.0%. The Standard Bank Limited and Nedbank Limited facilities have no fixed renewal date and are repayable on demand. The facility from Nedbank Limited is unsecured.

13. Contingencies

Service agreement

In terms of an amended network services agreement with Mobile Telephone Networks Proprietary Limited (“MTN”), MTN is entitled to claw back payments from MiX Telematics Africa Proprietary Limited, a subsidiary of the Company, in the event of early cancellation of the agreement or certain base connections not being maintained over the term of the agreement. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2021 and June 30, 2021 was $2.0 million. No loss is considered probable under this arrangement.

Competition Commission of South Africa matter

On April 15, 2019 the Competition Commission of South Africa (“Commission”) referred a matter to the Competition Tribunal of South Africa (“Tribunal”). The Commission contends that the Company and a number of its channel partners have engaged in market division. Should the Tribunal rule against MiX Telematics, the Company may be liable to an administrative penalty in terms of the Competition Act, No. 89 of 1998. The Company had cooperated fully with the Commission during its preliminary investigation. We cannot predict the timing of a resolution or the ultimate outcome of the matter, however, the Company and its external legal advisers continue to believe that we have consistently adhered to all applicable laws and regulations and that the referral from the Commission is without merit. As of June 30, 2021, we have not made any provisions for this matter as we do not believe that an outflow of economic resources is probable.

14. Subsequent events

Other than the item below, the directors are not aware of any matter material or otherwise arising since June 30, 2021 and up to the date of this report, not otherwise dealt with herein.

Dividend declared
The Board of Directors declared, in respect of the three months ended June 30, 2021, a dividend of 4 South African cents per ordinary share and 1 South African Rand per ADS, which will be paid on September 2, 2021 to shareholders on record as of the close of business on August 20, 2021.

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

We believe that these risks and uncertainties include, but are not limited to, those described in Part II, Item 1A. “Risk Factors”. These risk factors should not be considered as an exhaustive list and should be read in conjunction with the other cautionary statements and information in this report. These risk factors may also be intensified as a result of circumstances outside of control such as the events related to the COVID-19 pandemic.

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
Overview
We are a leading global provider of connected fleet and mobile asset solutions delivered as SaaS. Our solutions deliver a measurable return by enabling our customers to manage, optimize and protect their investments in commercial fleets or personal vehicles. We generate actionable insights that enable a wide range of customers, from large enterprise fleets to small fleet operators and consumers, to reduce fuel and other operating costs, improve efficiency, enhance regulatory compliance, enhance driver safety, manage risk and mitigate theft. Our solutions mostly rely on our proprietary, highly scalable technology platforms, which allow us to collect, analyze and deliver information based on data from our customers’ vehicles. Using an intuitive, web-based interface, dashboards or mobile applications, our fleet customers can access large volumes of real-time and historical data, monitor the location and status of their drivers and vehicles and analyze a wide number of key metrics across their fleet operations.
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

Business, employees and operations

Due to extensive measures implemented by various governments, all of our employees were required to work remotely, except for our staff working in our monitoring centers, which were classified as an essential service. We have implemented appropriate safeguards for these centers. In addition, we have modified certain business and workforce practices (including extended work from home requirements, suspension of certain business travel and cancellation of certain physical participation in meetings, events and conferences) and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by governmental and regulatory authorities.

COVID-19 has disrupted the operations of our customers and channel partners, our operations and the results of our operations. COVID-19 currently has had and, we believe, will continue to have an adverse impact on global economies and financial markets. This has and will continue to have a negative impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. During the first three months of fiscal year 2022, we experienced a growth of 8,800 subscribers as a result of the easing of COVID-19 pandemic restrictions in certain jurisdictions in which we operate. The net growth in subscribers increased our reported subscription revenues.
Cash resources and liquidity

Based on our internal projections, we believe that we have sufficient cash reserves to support us for the foreseeable future. Further details on our cash resources and borrowings available under our credit facilities are provided in the liquidity and capital resources section below.
Financial position and impairments

We have taken into account the impact of COVID-19, to the extent possible, on our financial statements as of the reporting date. However, future changes in economic conditions related to COVID-19 could have an impact on future estimates and judgements used, particularly those relating to goodwill sensitivities and impairment assessments, as well as expected credit losses. We will continue to evaluate the nature and extent of the impact on our business, consolidated results of operations, and financial condition.
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
Subscription revenue has decreased as a percentage of total revenue due to an increase in hardware and other revenue. In the three months ended June 30, 2020 and 2021, subscription revenue represented 94.1% and 89.1% respectively, of our total revenue.

Subscribers
Subscribers represent the total number of discrete services we provide to customers at the end of the period.

	As of June 30,
	2020	2021
Subscribers	787,750	753,474

Basis of Presentation and Key Components of Our Results of Operations
In the first quarter of fiscal year 2022, we managed our business in six segments which include Africa, Americas, Brazil, Europe and the Middle East and Australasia (our regional sales offices (“RSOs”)), and our central services organization (“CSO”). CSO is the central services organization that wholesales products and services to RSOs which, in turn, interface with our end-customers, distributors and dealers. CSO is also responsible for the development of hardware and software platforms and provides common marketing, product management, technical and distribution support to each of the other reportable segments. CSO is a reportable segment because it produces discrete financial information which is reviewed by the chief operating decision maker (“CODM”) and has the ability to generate external revenues.
The CODM has been identified as the Chief Executive Officer who makes strategic decisions. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses net income excluding net interest income/(expense), foreign exchange gains or losses, operating lease expenses, stock-based compensation costs, restructuring costs, and gains or losses on the disposal or impairments of long-lived assets and subsidiaries. Product development costs are capitalized and amortized and this amortization is excluded from Segment Adjusted EBITDA.
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
Revenue
The majority of our revenue is subscription-based. Consequently, growth in subscribers influences our subscription revenue growth. However, other factors, including, but not limited to, the types of new subscribers we add and the timing of entry into subscription contracts also play a significant role. The price and terms of our customer subscription contracts vary based on many factors, including fleet size, hardware options, geographic region and distribution channel. In addition, we derive revenue from the sale of in-vehicle devices, which are used to collect, generate and transmit the data used to enable our SaaS solutions.
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
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and wages to sales and marketing employees, commissions paid to employees, travel-related expenses, and advertising and promotional costs. We pay our sales employees commissions based on achieving subscription targets and we capitalize commission and amortize it (unless the amortization period is 12 months or less). Advertising costs consist primarily of costs for print, radio and television advertising, promotions, public relations, customer events, tradeshows and sponsorships. We expense advertising costs as incurred. We plan to continue to invest in sales and marketing to grow our sales and build brand and category awareness.

Administration and Other Charges
Administration and other charges consist primarily of salaries and wages for administrative staff, travel costs, professional fees (including audit and legal fees), real estate leasing costs, unbillable customer support, expensed research and development costs and depreciation of fixed assets including vehicles and office equipment and amortization of intangible assets. We expect that administration and other charges will increase in absolute terms as we continue to grow our business.
Research and Development
For additional disclosures in respect of research and development, technology and intellectual property please refer to “Item 1. Business” in our Annual Report on Form 10-K for the year ended March 31, 2021, which we filed with the Securities and Exchange Commission on June 14, 2021.

Taxes
During the three months ended June 30, 2020 and 2021 our effective tax rates were 3.7% and 14.4% respectively, compared to a South African statutory rate of 28%. Taxation mainly consists of normal statutory income tax paid or payable and deferred tax on any temporary differences.
Our effective tax rate may vary primarily according to the mix of profits made in various jurisdictions and the impact of certain non-deductible/(non-taxable) foreign exchange movements, net of tax. Further information on this is disclosed in Note 8. Income Taxes contained in the “Notes to Condensed Consolidated Financial Statements” included in Part I of this Quarterly Report on Form 10-Q. As a result, significant variances in future periods may occur.

Results of Operations
The following table sets forth certain consolidated statement of income data:

	Three Months Ended June 30,
	2020	2021
	(In thousands)
Total revenue	$27,497	$34,898
Total cost of revenue	8,578	12,043
Gross profit	18,919	22,855
Sales and marketing	2,746	3,512
Administration and other	13,491	15,007
Income from operations	2,682	4,336
Other expense	98	135
Net interest expense	70	78
Income tax expense	92	592
Net income for the period	2,422	3,531
Net income attributable to MiX Telematics Limited stockholders	2,422	3,531
Net income attributable to non-controlling interest	—	—
Net income for the period	$2,422	$3,531

The following table sets forth, as a percentage of revenue, consolidated statement of income data:

	Three Months Ended June 30,
	2020	2021
	(Percentage)
Total revenue	100.0%	100.0%
Total cost of revenue	31.2	34.5
Gross profit	68.8	65.5
Sales and marketing	10.0	10.1
Administration and other	49.1	43.0
Income from operations	9.8	12.4
Other expense	0.4	0.4
Net interest expense	0.3	0.2
Income tax expense	0.3	1.7
Net income for the period	8.8	10.1
Net income attributable to MiX Telematics Limited stockholders	8.8	10.1
Net income attributable to non-controlling interest	—	—
Net income for the period	8.8	10.1

Results of Operations for the Three Months Ended June 30, 2020 and 2021

Revenue

	Three Months Ended June 30,
	2020	2021	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$25,875	$31,090	20.2%	3.5%
Hardware and other revenue	1,622	3,808	134.8%	106.9%
	$27,497	$34,898	26.9%	9.6%

Our total revenue increased by $7.4 million or 26.9%, from the first quarter of fiscal year 2021. The principal factors affecting our revenue growth included:
•Subscription revenues increased by 20.2% to $31.1 million, compared to $25.9 million for the first quarter of fiscal year 2021. Subscription revenues represented 89.1% of total revenues during the first quarter of fiscal year 2022. Subscription revenues increased by 3.5% on a constant currency basis, year over year. From March 31, 2021 to June 30, 2021, our subscriber base grew by a net 8,800 subscribers to 753,400 subscribers at June 30, 2021.

The majority of our revenues and subscription revenues are derived from currencies other than the U.S. Dollar. Accordingly, the weakening of the U.S. Dollar against these currencies (in particular against the South African Rand) following currency volatility arising from the economic disruption caused by COVID-19, has positively impacted our revenue and subscription revenues reported in U.S. Dollars. Compared to the first quarter of fiscal year 2021, the South African Rand strengthened by 21% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R14.14 in the current quarter compared to an average of R17.97 during the first quarter of fiscal year 2021. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first quarter of fiscal year 2022 led to a 16.7% increase in reported U.S. Dollar subscription revenues.

•Hardware and other revenue increased by $2.2 million, or 134.8%, from the first quarter of fiscal year 2021.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first quarter of fiscal year 2022 led to a 17.3% increase in reported U.S. Dollar revenues.

A breakdown of third-party revenue by segment is shown in the table below:

	Three Months Ended June 30,
	2020	2021	2020	2021	2020	2021
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$14,524	$19,926	$13,923	$18,711	$601	$1,215
Americas	4,330	3,818	4,175	3,623	155	195
Europe	2,984	4,634	2,850	3,373	134	1,261
Middle East and Australasia	4,590	5,454	3,881	4,349	709	1,105
Brazil	1,054	1,052	1,031	1,020	23	32
CSO	15	14	15	14	—	—
Total	$27,497	$34,898	$25,875	$31,090	$1,622	$3,808

In the Africa segment, subscription revenue increased by $4.8 million, or 34.4%. On a constant currency basis, the increase in subscription revenue was 8.2%. Subscribers decreased by 6.7% since July 1, 2020. Hardware and other revenue increased by $0.6 million, or 102.2%. Total revenue increased by $5.4 million, or 37.2%. Total revenue increased by 10.7% on a constant currency basis.
In the Americas segment, subscription revenue declined by $0.6 million, or 13.2% as a result of a 20.4% decrease in subscribers since July 1, 2020. Hardware and other revenue increased by $0.1 million, or 25.8%. Total revenue declined by $0.5 million, or 11.8%.

In the Europe segment, subscription revenue increased by $0.5 million, or 18.4%. On a constant currency basis, subscription revenue increased by 10.0%. Subscribers increased by 19.6% since July 1, 2020. Total revenue increased by $1.7 million, or 55.3%, also due to an increase in hardware and other revenues of $1.1 million compared to the three months ended June 30, 2020. Total revenue increased by 44.1% on a constant currency basis.
Subscription revenue in the Middle East and Australasia segment increased by $0.5 million or 12.1%. On a constant currency basis, the increase in subscription revenue was 2.2%. Subscribers increased by 1.3% since July 1, 2020. Hardware and other revenue increased by $0.4 million or 55.9%. Total revenue increased by $0.9 million or 18.8%. Total revenue in constant currency increased by 7.1%.
In the Brazil segment, subscription revenue declined by 1.1%. On a constant currency basis, subscription revenue decreased by 2.1%. Subscribers increased by 6.8% since July 1, 2020. Hardware and other revenue increased by 39.1%. Total revenue declined by 0.2%. On a constant currency basis, total revenue decreased by 1.3%.
Cost of Revenue

	Three Months Ended June 30,
	2020	2021
	(In thousands, except for percentages)
Cost of revenue - subscription	$7,349	$9,127
Cost of revenue - hardware and other	1,229	2,916

Gross profit	$18,919	$22,855
Gross profit margin	68.8%	65.5%
Gross profit margin - subscription	71.6%	70.6%
Gross profit margin - hardware and other	24.2%	23.4%
Compared to an increase in total revenue of $7.4 million, cost of revenues increased by $3.5 million, or 40.4%, from the first quarter of fiscal year 2021. This together with the higher levels of hardware and other revenue resulted in a lower gross profit margin of 65.5% in the first quarter of fiscal year 2022 compared to 68.8% in the first quarter of fiscal year 2021.

Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 89.1% of total revenue in the first quarter of fiscal year 2022 compared to 94.1% in the first quarter of fiscal year 2021.
During the first quarter of fiscal year 2022, hardware and other margins were lower than in the first quarter of fiscal year 2021, mainly due to the geographical sales mix and the distribution channels. Hardware sales via our dealer channel generate lower gross margins.

Sales and Marketing

	Three Months Ended June 30,
	2020	2021
	(In thousands, except for percentages)
Sales and marketing	$2,746	$3,512
As a percentage of revenue	10.0%	10.1%
Sales and marketing costs increased by $0.8 million, or 27.9%, from the first quarter of fiscal year 2021 to the first quarter of fiscal year 2022 against a 26.9% increase in total revenue. The increase in the first quarter of fiscal year 2022 was primarily as a result of increases of $0.3 million in advertising costs, $0.3 million in employee costs and $0.1 million in bonuses. In the first quarter of fiscal year 2022, sales and marketing costs represented 10.1% of revenue compared to 10.0% of revenue in the first quarter of fiscal year 2021.
Administration and Other Expenses

	Three Months Ended June 30,
	2020	2021
	(In thousands, except for percentages)
Administration and other	$13,491	$15,007
As a percentage of revenue	49.1%	43.0%

Administration and other expenses increased by $1.5 million, or 11.2%, from the first quarter of fiscal year 2021 to the first quarter of fiscal year 2022.
The increase mainly relates to increases of $1.2 million in salaries and wages, $0.3 million in information & technology costs, $0.3 million in professional fees, $0.2 million in training and recruitment costs and $0.1 million in insurance costs and other increases of $0.2 million, none of which were individually significant, offset by $0.8 million saving due to restructuring costs incurred during the first quarter of fiscal year 2021.

Taxation

	Three Months Ended June 30,
	2020	2021
	(In thousands, except for percentages)
Income tax expense	$92	$592
Effective tax rate	3.7%	14.4%
Taxation expense increased by $0.5 million. In the first quarter of fiscal year 2022, the income tax expense included a $0.8 million deferred tax credit on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Telematics Investments Proprietary Limited (“MiX Investments”), a wholly-owned subsidiary. During the first quarter of fiscal 2021, the income tax expense included a $0.7 million deferred tax credit on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Investments. Ignoring the impact of net foreign exchange losses net of tax, the tax rate which was used in determining non-GAAP net income, was 31.8% in the first quarter of fiscal year 2022 compared to 30.2% in the first quarter of fiscal year 2021.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are two of the profit measures reviewed by the CODM. We define Adjusted EBITDA as the income before income taxes, net interest income/(expense), net foreign exchange gains/(losses), depreciation of property and equipment including capitalized customer in-vehicle devices, amortization of intangible assets including capitalized internal-use software development costs and intangible assets identified as part of a business combination, stock-based compensation costs, restructuring costs and profits/(losses) on the disposal or impairments of assets or subsidiaries. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total revenue.
We have included Adjusted EBITDA and Adjusted EBITDA margin in this Quarterly Report on Form 10-Q because they are key measures that our management and Board of Directors use to understand and evaluate our core operating performance and trends; to prepare and approve its annual budget; and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA and Adjusted EBITDA margin can provide a useful measure for period-to-period comparisons of the Company's core business. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results.

A reconciliation of net income (the most directly comparable financial measure presented in accordance with GAAP) to Adjusted EBITDA for the periods shown is presented below.

Reconciliation of Net Income to Adjusted EBITDA for the Period
	Three Months Ended June 30,
	2020	2021
	(In thousands)
Net income	$2,422	3,531
Plus: Income tax expense	92	592
Plus: Net interest expense	70	78
Plus: Foreign exchange losses	105	76
Plus: Depreciation (1)	2,836	2,694
Plus: Amortization (2)	792	985
Plus: Stock-based compensation costs	293	364
Plus: Net loss on sale of property and equipment	1	—
Plus: Restructuring costs	844	1
Adjusted EBITDA	$7,455	$8,321
Adjusted EBITDA margin	27.1%	23.8%
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

Reconciliation of net income to non-GAAP net income
	Three Months Ended June 30,
	2020	2021
	(In thousands)
Net income for the period	$2,422	$3,531
Net foreign exchange losses	105	76
Income tax effect of net foreign exchange gains	(698)	(742)
Non-GAAP net income	$1,829	$2,865

Weighted average number of ordinary shares in issue
Basic	547,124	551,860
Diluted	558,702	565,020

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
The following tables provide the constant currency reconciliation to the most directly comparable GAAP measure for the periods shown:
Subscription Revenue

	Three Months Ended June 30,
	2020	2021	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$25,875	$31,090	20.2%
Conversion impact of U.S. Dollar/other currencies	—	(4,309)	(16.7)%
Subscription revenue on a constant currency basis	$25,875	$26,781	3.5%

Hardware and Other Revenue

	Three Months Ended June 30,
	2020	2021	% Change
	(In thousands, except for percentages)
Hardware and other revenue as reported	$1,622	$3,808	134.8%
Conversion impact of U.S. Dollar/other currencies	—	(452)	(27.9)%
Hardware and other revenue on a constant currency basis	$1,622	$3,356	106.9%

Total Revenue

	Three Months Ended June 30,
	2020	2021	% Change
	(In thousands, except for percentages)
Total revenue as reported	$27,497	$34,898	26.9%
Conversion impact of U.S. Dollar/other currencies	—	(4,761)	(17.3)%
Total revenue on a constant currency basis	$27,497	$30,137	9.6%

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. Management believes that there have not been any significant changes in our critical accounting policies and estimates during the first three months of fiscal year 2022 as compared to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2021, which we filed with the Securities and Exchange Commission on June 14, 2021.

Liquidity and Capital Resources
We believe that our cash and borrowings available under our credit facilities will be sufficient to meet our liquidity requirements for the foreseeable future. Liquidity risk is reduced as a result of stable income due to the recurring nature of our income, available cash resources, as well as unutilized facilities which are available.
The following tables provide a summary of our cash flows for each of the three months ended June 30, 2020 and 2021:

	Three Months Ended June 30,
	2020	2021
	(In thousands)
Net cash provided by operating activities	$9,357	$4,726
Net cash used in investing activities	(2,120)	(4,340)
Net cash used in financing activities	(1,069)	(259)
Net increase in cash and cash equivalents, and restricted cash	6,168	127
Cash and cash equivalents, and restricted cash at beginning of the period	18,652	46,343
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	450	711
Cash and cash equivalents, and restricted cash at the end of the period	$25,270	$47,181

We fund our operations, capital expenditure and acquisitions through cash generated from operating activities, cash on hand and our undrawn borrowing facilities.

It is currently our policy to pay regular dividends, and we consider such dividend payments on a quarter-by-quarter basis.
On May 23, 2017, our Board approved a share repurchase program of up to R270 million (the equivalent of $18.9 million as of June 30, 2021) under which we may repurchase our ordinary shares, including ADSs. We expect any repurchases under this share repurchase program to be funded out of existing cash resources. During the three months ended June 30, 2021, there were no additional share repurchases. Refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended March 31, 2021, which we filed with the Securities and Exchange Commission on June 14, 2021, for information regarding our share repurchase program.

Operating Activities
Net cash provided by operating activities during the three months ended June 30, 2020 consisted of our cash generated from operations of $9.2 million, net interest received of $0.03 million and taxes refunded of $0.1 million.

Net cash provided by operating activities decreased from $9.4 million in the three months ended June 30, 2020 to $4.7 million during the three months ended June 30, 2021. This is primarily attributable to lower cash generated from operations of $3.8 million and increased taxation paid of $0.9 million. The lower cash generated from operations is primarily as a result of a deterioration in working capital management of $4.7 million (specifically an increase in accounts receivable of $3.4 million, an increase in inventories of $0.1 million, an increase in prepaid expenses and other current assets of $1.3 million, an increase in capitalized commissions of $0.4 million, and an adverse change in foreign currency translation adjustments of $2.0 million, partially offset by an increase in accounts payables of $0.5 million and an increase in accrued expenses of $2.0 million), offset by higher net income (after excluding non-cash charges) of $0.9 million.
Net cash provided by operating activities during the three months ended June 30, 2021 primarily consisted of our cash generated from operations of $5.4 million and taxes paid of $0.7 million.

Investing Activities
Net cash used in investing activities in the three months ended June 30, 2020 was $2.1 million. Net cash used in investing activities during the three months ended June 30, 2020 consisted of capital expenditures of $2.1 million. Capital expenditures during the three months included purchases of intangible assets of $1.0 million, and cash paid to purchase property and equipment of $1.1 million, which included in-vehicle devices of $1.0 million.
Net cash used in investing activities in the three months ended June 30, 2021 increased to $4.3 million from $2.1 million in the three months ended June 30, 2020. Net cash used in investing activities during the three months ended June 30, 2021 primarily consisted of capital expenditures of $4.3 million. Capital expenditures during the three months included purchases of intangible assets of $1.3 million and cash paid to purchase property and equipment of $3.0 million, which included in-vehicle devices of $2.9 million.
Financing Activities
In the three months ended June 30, 2020, the cash used in financing activities of $1.1 million consisted of dividends paid of $1.2 million, offset by facilities utilized of $0.1 million.
In the three months ended June 30, 2021, the cash used in financing activities of $0.3 million includes dividends paid of $1.6 million, offset by $1.3 million from facilities utilized.
Credit Facilities
As of June 30, 2021, our principal sources of liquidity were net cash balances of $43.1 million (consisting of cash and cash equivalents of $46.1 million less short-term debt (bank overdraft) of $3.0 million) and an unutilized borrowing capacity of $4.5 million available through our credit facilities. Our principal sources of credit are our facilities with Standard Bank Limited and Nedbank Limited.
We have an overdraft facility of R64.0 million (the equivalent of $4.5 million as of June 30, 2021), an unutilized working capital facility of R25.0 million (the equivalent of $1.7 million as of June 30, 2021) and an unutilized vehicle and asset finance facility of R8.5 million (the equivalent of $0.6 million as of June 30, 2021) with Standard Bank Limited that bear interest at South African Prime less 1.2% except for the working capital facility that bears interest at South African Prime less 0.25%.
As of June 30, 2021, $3.0 million was utilized under the overdraft facility. We use this facility as part of our foreign currency hedging strategy. We draw down on this facility in the applicable foreign currency in order to fix the exchange rate on the existing balance sheet foreign currency exposure that we anticipate settling in that foreign currency. Our obligations under the overdraft facility with Standard Bank Limited are guaranteed by MiX Telematics Limited and our wholly-owned subsidiaries, MiX Telematics Africa Proprietary Limited and MiX Telematics International Proprietary Limited, and secured by a pledge of accounts receivable by MiX Telematics Limited and MiX Telematics International Proprietary Limited.
During fiscal year 2020, we entered into a R25.0 million (the equivalent of $1.7 million as of June 30, 2021) working capital facility from Standard Bank Limited that bears interest at South African Prime less 0.25%. As of June 30, 2021, the facility was undrawn. We use this facility for working capital purposes in our Africa operations.
During fiscal year 2014, we entered into a R10.0 million (the equivalent of $0.7 million as of June 30, 2021) facility from Nedbank Limited that bears interest at South African Prime less 2%. As of June 30, 2021, the facility was undrawn. We use this facility for working capital purposes in our Africa operations.
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

Contractual and other obligations
As of June 30, 2021, there have been no material changes in contractual and other obligations as disclosed under the caption “Contractual and other obligations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company”, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act, that are designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the periods specified by the SEC, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, we concluded that our disclosure controls and procedures were effective as of June 30, 2021.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a - 15(f) and 15d - 15(f) promulgated under the Exchange Act, during the three months ended June 20, 2021, that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 for additional information regarding legal proceedings.

Item 1A. Risk Factors

As of June 31, 2021, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2021. except for the following risk factor under the heading “Risks related to Our Business” and replaced in its entirety with the following:

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

Nearly all of our employees were required to work remotely, except for our staff working in our monitoring centers, which were classified as an essential service. Some employees have subsequently returned to our offices; however, many employees continue to work from home. In addition, we have modified certain business and workforce practices (including suspension of the majority of business travel and cancellation of physical participation in certain meetings, events and conferences) and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, in which case our employees or other individuals may become sick, our ability to perform critical functions could be harmed, and we may be unable to respond to some of the needs of our global business. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We continue to monitor the design and effectiveness of internal controls, taking into account that employees may be working remotely. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers and other business counterparties.

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

In particular, we may experience reduced revenues and/or financial losses as a result of a number of operational factors, including:

•Customer pricing pressure, payment term extensions, contract amendments and insolvency risk – As our customers face reduced demand for their products and services, reductions in their business activity and face increased financial pressure on their businesses, we have faced downward pressure on our pricing and gross margins as a result of making pricing concessions to customers. In addition, in response to the requests of some of our customers, we have granted extended payment terms. We expect that some of our customers will continue to make such requests, which may have an adverse effect on our cash flows from operations. We may also face a significantly elevated risk of customer insolvency, bankruptcy or liquidity challenges, which may result in a failure to be paid for services we have performed and expenses we have incurred, which could, in turn, result in us having to take a charge in the period in which the related receivable was written down or written off.

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

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 and the measures taken in response thereto may have on our business, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. The nature and extent of the crisis, multiple variants and waves of the virus, the public health measures to contain it, the progress and effectiveness of vaccination programs, different levels of restrictions and the resultant economic impact may differ between regions and remain uncertain. We continue to monitor the effects of the outbreak on our business, results of operations, financial condition and liquidity as well as on our risk factors and the effectiveness of the control environment.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIX TELEMATICS LIMITED

By: /s/ Stefan Joselowitz
Stefan Joselowitz
Chief Executive Officer

By: /s/ John Granara
John Granara
Chief Financial Officer

Date: August 5, 2021