Form 10-Q
period 2021-09-30
MiX Telematics Ltd
filed 2021-11-05
CIK 1576914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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

As of October 22, 2021, the registrant had 606,434,616 ordinary shares, of no par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2021	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$45,489	$39,831
Restricted cash	854	883
Accounts receivables, net of allowances for doubtful accounts of $5.6 million and $6.0 million, respectively	19,265	21,897
Inventory, net	3,109	3,111
Prepaid expenses and other current assets	8,509	8,677
Total current assets	77,226	74,399
Property and equipment, net	23,463	27,769
Goodwill	43,938	43,344
Intangible assets, net	18,303	18,849
Deferred tax assets	3,782	4,506
Other assets	4,434	4,344
Total assets	$171,146	$173,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,674	$2,139
Accounts payables	6,560	6,064
Accrued expenses and other liabilities	17,330	18,957
Deferred revenue	5,788	5,591
Income taxes payable	1,345	1,541
Total current liabilities	32,697	34,292
Deferred tax liabilities	9,187	9,170
Long-term accrued expenses and other liabilities	5,863	5,479
Total liabilities	47,747	48,941

Stockholders’ equity:
MiX Telematics Limited stockholders’ equity
Preference shares: 100 million shares authorized but not issued	—	—
Ordinary shares: 605.6 million and 606.4 million no-par value shares issued and outstanding as of March 31, 2021 and September 30, 2021, respectively	67,401	67,401
Less treasury stock at cost: 53.8 million shares as of March 31, 2021 and September 30, 2021	(17,315)	(17,315)
Retained earnings	76,710	78,468
Accumulated other comprehensive income	1,924	343
Additional paid-in capital	(5,326)	(4,632)
Total MiX Telematics Limited stockholders’ equity	123,394	124,265
Non-controlling interest	5	5
Total stockholders’ equity	123,399	124,270

Total liabilities and stockholders’ equity	$171,146	$173,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2021	2020	2021
Revenue
Subscription	$27,623	$30,885	$53,498	$61,975
Hardware and other	3,325	5,189	4,947	8,997
Total revenue	30,948	36,074	58,445	70,972
Cost of revenue
Subscription	7,676	9,219	15,025	18,346
Hardware and other	2,621	3,887	3,850	6,803
Total cost of revenue	10,297	13,106	18,875	25,149
Gross profit	20,651	22,968	39,570	45,823
Operating expenses
Sales and marketing	2,447	3,872	5,193	7,384
Administration and other	13,631	15,366	27,122	30,373
Total operating expenses	16,078	19,238	32,315	37,757
Income from operations	4,573	3,730	7,255	8,066
Other (expense)/income	(77)	199	(175)	64
Net interest expense	70	141	140	219
Income before income tax expense	4,426	3,788	6,940	7,911
Income tax expense	974	2,489	1,066	3,081
Net income	3,452	1,299	5,874	4,830
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income attributable to MiX Telematics Limited	$3,452	$1,299	$5,874	$4,830

Net income per ordinary share
Basic	$0.01	$0.002	$0.01	$0.01
Diluted	$0.01	$0.002	$0.01	$0.01

Net income per American Depository Share
Basic	$0.16	$0.06	$0.27	$0.22
Diluted	$0.15	$0.06	$0.26	$0.21

Ordinary shares
Weighted average	548,008	552,386	547,569	552,124
Diluted weighted average	558,951	565,622	558,829	565,322

American Depository Shares
Weighted average	21,920	22,095	21,903	22,085
Diluted weighted average	22,358	22,625	22,353	22,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2021	2020	2021
Net income	$3,452	$1,299	$5,874	$4,830
Other comprehensive income/(loss)
Foreign currency translation adjustments, net of tax	1,561	(4,744)	3,645	(1,581)
Total comprehensive income/(loss)	5,013	(3,445)	9,519	3,249
Less: Total comprehensive income attributable to non-controlling interest	—	—	—	—
Total comprehensive income/(loss) attributable to MiX Telematics Limited	$5,013	$(3,445)	$9,519	$3,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2020 and 2021
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of July 1, 2020	601,019	$66,522	$(17,315)	$(8,986)	$(6,306)	$68,687	$102,602	$5	$102,607
Net income	—	—	—	—	—	3,452	3,452	—	3,452
Other comprehensive income	—	—	—	1,561	—	—	1,561	—	1,561
Issuance of common stock in relation to stock options and SARs exercised	3,861	825	—	—	—	—	825	—	825
Stock-based compensation	—	—	—	—	301	—	301	—	301
Dividends of 4 South African cents (0.3 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,293)	(1,293)	—	(1,293)
Balance as of September 30, 2020	604,880	$67,347	$(17,315)	$(7,425)	$(6,005)	$70,846	$107,448	$5	$107,453

Balance as of July 1, 2021	606,080	$67,401	$(17,315)	$5,087	$(4,962)	$78,679	$128,890	$5	$128,895
Net income	—	—	—	—	—	1,299	1,299	—	1,299
Other comprehensive income	—	—	—	(4,744)	—	—	(4,744)	—	(4,744)
Issuance of common stock in relation to SARs exercised	355	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	330	—	330	—	330
Dividends of 4 South African cents (0.3 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,510)	(1,510)	—	(1,510)
Balance as of September 30, 2021	606,435	$67,401	$(17,315)	$343	$(4,632)	$78,468	$124,265	$5	$124,270

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended September 30, 2020 and 2021
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of April 1, 2020	600,934	$66,522	$(17,315)	$(11,070)	$(6,599)	$67,482	$99,020	$5	$99,025
Net income	—	—	—	—	—	5,874	5,874	—	5,874
Other comprehensive income	—	—	—	3,645	—	—	3,645	—	3,645
Issuance of common stock in relation to stock options and SARs exercised	3,946	825	—	—	—	—	825	—	825
Stock-based compensation	—	—	—	—	594	—	594	—	594
Dividends declared	—	—	—	—	—	(2,510)	(2,510)	—	(2,510)
Balance as of September 30, 2020	604,880	$67,347	$(17,315)	$(7,425)	$(6,005)	$70,846	$107,448	$5	$107,453

Balance as of April 1, 2021	605,579	$67,401	$(17,315)	$1,924	$(5,326)	$76,710	$123,394	$5	$123,399
Net income	—	—	—	—	—	4,830	4,830	—	4,830
Other comprehensive income	—	—	—	(1,581)	—	—	(1,581)	—	(1,581)
Issuance of common stock in relation to SARs exercised	856	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	694	—	694	—	694
Dividends declared	—	—	—	—	—	(3,072)	(3,072)	—	(3,072)
Balance as of September 30, 2021	606,435	$67,401	$(17,315)	$343	$(4,632)	$78,468	$124,265	$5	$124,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2020	2021
Cash flows from operating activities
Cash generated from operations	$22,295	$14,223
Interest received	206	221
Interest paid	(153)	(197)
Income tax paid	(1,590)	(3,582)
Net cash provided by operating activities	20,758	10,665

Cash flows from investing activities
Acquisition of property and equipment – in-vehicle devices	(2,590)	(9,740)
Acquisition of property and equipment – other	(160)	(851)
Proceeds from the sale of property and equipment	—	54
Acquisition of intangible assets	(1,972)	(2,833)
Net cash used in investing activities	(4,722)	(13,370)

Cash flows from financing activities
Proceeds from issuance of ordinary shares in relation to stock options exercised	825	—
Cash paid on dividends to MiX Telematics Limited stockholders	(2,506)	(3,058)
Movement in short-term debt	740	474
Net cash used in financing activities	(941)	(2,584)

Net increase/(decrease) in cash and cash equivalents, and restricted cash	15,095	(5,289)
Cash and cash equivalents, and restricted cash at beginning of the period	18,652	46,343
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	887	(340)
Cash and cash equivalents, and restricted cash at end of the period	$34,634	$40,714

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

The Company is incorporated and domiciled in South Africa, with its principal executive office in Boca Raton, Florida.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2021 filed with the SEC on June 14, 2021.

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

As of September 30, 2021, the global outbreak of COVID-19 has had and, we believe, will continue to have an adverse impact on global economies and financial markets. We have taken into account the impact of COVID-19 on expected credit losses to the extent possible. Our expected credit losses have increased as a result. However, future changes in economic conditions related to COVID-19 could have an impact on future estimates and judgements used, particularly those relating to goodwill sensitivities and impairment assessments.

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

To provide services to customers, a device which collects and transmits information collected from the vehicle or other asset is required. Fleet customers may also obtain other items of hardware, virtually all of which are functionally-dependent on the device. Some customers obtain control of the device and other hardware (where legal title transfers to the customer), while other customers do not (where legal title remains with the Company). A contract arises on the acceptance of a customer’s purchase order, which is typically executed in writing.

Contract liabilities
When customers are invoiced in advance for subscription services that will be provided over periods of more than one month, or pay in advance of service periods of more than one month, deferred revenue liabilities are recorded. Deferred revenue as of March 31, 2021 and September 30, 2021 was $5.8 million and $5.6 million, respectively. During the quarter ended September 30, 2020 and September 30, 2021, revenue of $0.6 million and $1.2 million, respectively, was recognized which was included in the deferred revenue balances at the beginning of each such quarter. During the six months ended September 30, 2020 and September 30, 2021, revenue of $1.7 million and $2.4 million, respectively, was recognized which was included in the deferred revenue balances at the beginning of each such financial year.

Contract acquisition costs
Commissions payable to sales employees and external third parties which are incurred to acquire contracts are capitalized and amortized, unless the amortization period is 12 months or less, in which instance they are expensed immediately. Deferred commissions were $3.7 million and $3.6 million as of March 31, 2021 and September 30, 2021, respectively, and are included in Other assets on the Condensed Consolidated Balance Sheets.

The following is a summary of the amortization expense recognized (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2021	2020	2021
Amortization recognized during the period:	$(782)	$(857)	$(1,475)	$(1,767)
–Cost of revenue (external commissions)	(563)	(616)	(1,048)	(1,291)
–Sales and marketing (internal commissions)	(219)	(241)	(427)	(476)

3. Credit risk related to accounts receivable

The movements in the allowance for doubtful accounts are as follows (in thousands):

	Six Months Ended September 30,
	2020	2021
Balance at April 1	$3,602	$5,575
Bad debt provision	2,273	1,563
Write-offs, net of recoveries	(1,748)	(1,036)
Foreign currency translation differences	153	(66)
Balance at September 30	$4,280	$6,036

Overview of the Company’s exposure to credit risk from customers

The maximum exposure to credit risk at the reporting date is the carrying value of each receivable and loan to external parties, net of impairment losses where relevant. As of March 31, 2021 and September 30, 2021, the Company had no significant concentration of credit risk, due to its spread of customers across various operations and geographical locations.

The Company does not hold any collateral as security.

Net accounts receivable as of March 31, 2021 and September 30, 2021 of $2.3 million and $3.2 million, respectively, are pledged as security for the Company’s overdraft facilities.

4. Property and equipment

Property and equipment comprises owned and right of use assets. The Company leases many assets including property, vehicles, machinery and IT equipment.

The cost and accumulated depreciation of owned equipment are as follows (in thousands):

	March 31, 2021	September 30, 2021
Owned equipment
Equipment, vehicles and other	$6,877	$7,614
In-vehicle devices	53,448	59,284
Less: accumulated depreciation and impairments	(42,955)	(44,637)
Owned equipment, net	$17,370	$22,261

Total depreciation expense related to owned equipment during the three months ended September 30, 2020 and 2021 was $3.0 million and $2.6 million, respectively. Depreciation expense related to owned equipment during the six months ended September 30, 2020 and 2021 was $5.8 million and $5.3 million, respectively. Depreciation expense related to in-vehicle devices is included in subscription cost of revenue.

The cost and accumulated depreciation of right-of-use property and equipment are as follows (in thousands):

	March 31, 2021	September 30, 2021
Right-of-use assets
Property	$8,348	$7,821
Equipment, vehicles and other	226	220
Less: accumulated depreciation	(2,481)	(2,533)
Right of use property and equipment, net	$6,093	$5,508

5. Intangible assets

Intangible assets comprise the following (in thousands):

		As of March 31, 2021			As of September 30, 2021
	Useful life (in years)	Gross Carrying amount	Accumulated amortization	Net	Gross Carrying amount	Accumulated amortization	Net
Patents and trademarks	3 - 20	$115	$(82)	$33	$113	$(84)	$29
Customer relationships	2 - 15	2,687	(2,271)	416	2,653	(2,330)	323
Internal-use software, technology and other	1 - 18	35,618	(17,764)	17,854	37,834	(19,337)	18,497
Total		$38,420	$(20,117)	$18,303	$40,600	$(21,751)	$18,849

For the three months ended September 30, 2020 and 2021, amortization expense of $0.9 million, and $1.0 million, respectively, has been recognized. For the six months ended September 30, 2020 and 2021, amortization expense of $1.7 million, and $2.0 million, respectively, has been recognized.

6. Accrued expenses and other liabilities

Accrued expenses and other liabilities comprise the following (in thousands):

	March 31, 2021	September 30, 2021
Current:
Product warranties	$605	$625
Maintenance	609	631
Employee-related accruals	6,166	6,081
Lease liabilities	1,395	1,255
Accrued commissions	2,199	2,533
Other accruals	6,356	7,832
Total current	$17,330	$18,957

Non-current:
Lease liabilities	$4,895	$4,481
Other liabilities	968	998
Total non-current	$5,863	$5,479

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

	As of September 30,
	2020	2021
Product warranties
Opening balance	$616	$612
Warranty expense	43	200
Utilized	(81)	(126)
Foreign currency translation difference	33	(14)
Balance as of September 30	$611	$672
Non-current portion (included in other liabilities)	$11	$47
Current portion	$600	$625

7. Development expenditure

Development expenditure incurred comprises the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2021	2020	2021
Costs capitalized (1)	647	985	1,383	1,956
Costs expensed (2)	1,046	1,314	2,040	2,751
Total costs incurred	1,693	2,299	3,423	4,707
Percentage capitalized	38.2%	42.8%	40.4%	41.6%

(1) Costs capitalized relate only to the development of internal-use software. Product development costs are expensed when incurred.
(2) Costs expensed are included in Administration and other expenses in the Condensed Consolidated Statement of Income.

8. Income taxes

Our income tax provision reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete events which are recorded in the period they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 15.4% for the six months ended September 30, 2020 compared to 38.9% for the six months ended September 30, 2021. Our effective tax rate was 22.0% for the three months ended September 30, 2020 compared to 65.7% for the three months ended September 30, 2021. Ignoring the impact of foreign exchange gains and losses net of tax, the effective tax rate for the six months ended September 30, 2020 and 2021, was 29.0% and 35.0%, respectively, and for the three months ended September 30, 2020 and 2021, was 28.4% and 38.6%, respectively.

9. Earnings per share

Basic
Basic earnings per share is calculated by dividing the income attributable to ordinary shareholders of the parent by the weighted average number of ordinary shares in issue during the period.

The net income and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2021	2020	2021
Numerator (basic)
Net income attributable to ordinary shareholders	$3,452	$1,299	$5,874	$4,830
Denominator (basic)
Weighted-average number of ordinary shares in issue	548,008	552,386	547,569	552,124
Basic earnings per share	$0.01	$0.002	$0.01	$0.01

American Depository Shares*:
Net income attributable to ordinary shareholders	$3,452	$1,299	$5,874	$4,830
Weighted-average number of American Depository Shares in issue	21,920	22,095	21,903	22,085
Basic earnings per American Depository share	$0.16	$0.06	$0.27	$0.22
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2021	2020	2021
Numerator (diluted)
Diluted net income attributable to ordinary shareholders	$3,452	$1,299	$5,874	$4,830
Denominator (diluted)
Weighted-average number of ordinary shares in issue	548,008	552,386	547,569	552,124
Adjusted for:
– potentially dilutive effect of stock appreciation rights	9,339	11,778	9,517	11,809
– potentially dilutive effect of restricted share units	599	1,458	618	1,389
– potentially dilutive effect of stock options	1,005	—	1,125	—
Diluted-weighted average number of ordinary shares in issue	558,951	565,622	558,829	565,322
Diluted earnings per share	$0.01	$0.002	$0.01	$0.01

American Depository Shares*:
Diluted net income attributable to ordinary shareholders	$3,452	$1,299	$5,874	$4,830
Diluted weighted-average number of American Depository Shares in issue	22,358	22,625	22,353	22,613
Diluted earnings per American Depository share	$0.15	$0.06	$0.26	$0.21
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

Segment assets are not disclosed because such information is not reviewed by the CODM.

The following tables provide revenue and Segment Adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2020
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$14,855	$1,635	$16,490	$7,249
Europe	2,919	474	3,393	1,536
Americas	4,786	240	5,026	2,170
Middle East and Australasia	4,118	948	5,066	2,405
Brazil	928	28	956	363
Total Regional Sales Offices	27,606	3,325	30,931	13,723
Central Services Organization	17	—	17	(1,674)
Total Segment Results	$27,623	$3,325	$30,948	$12,049

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Three Months Ended September 30, 2021
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$18,686	$1,596	$20,282	$8,874
Europe	3,413	1,337	4,750	1,682
Americas	3,444	468	3,912	33
Middle East and Australasia	4,207	1,750	5,957	2,665
Brazil	1,121	16	1,137	288
Total Regional Sales Offices	30,871	5,167	36,038	13,542
Central Services Organization	14	22	36	(2,457)
Total Segment Results	$30,885	$5,189	$36,074	$11,085

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Six Months Ended September 30, 2020
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$28,778	$2,236	$31,014	$14,494
Europe	5,769	608	6,377	2,838
Americas	8,961	395	9,356	3,578
Middle East and Australasia	7,999	1,657	9,656	4,323
Brazil	1,959	51	2,010	773
Total Regional Sales Offices	53,466	4,947	58,413	26,006
Central Services Organization	32	—	32	(3,537)
Total Segment Results	$53,498	$4,947	$58,445	$22,469

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Six Months Ended September 30, 2021
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$37,397	$2,811	$40,208	$17,778
Europe	6,786	2,598	9,384	3,433
Americas	7,067	663	7,730	572
Middle East and Australasia	8,556	2,855	11,411	5,208
Brazil	2,141	48	2,189	605
Total Regional Sales Offices	61,947	8,975	70,922	27,596
Central Services Organization	28	22	50	(5,044)
Total Segment Results	$61,975	$8,997	$70,972	$22,552

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

A reconciliation of the segment results to income before income tax expense is disclosed below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2021	2020	2021
Segment Adjusted EBITDA	$12,049	$11,085	$22,469	$22,552
Corporate and consolidation entries	(2,507)	(2,474)	(4,837)	(4,850)
Operating lease costs (1)	(399)	(373)	(791)	(780)
Product development costs (2)	(271)	(335)	(514)	(698)
Depreciation and amortization	(3,836)	(3,668)	(7,464)	(7,347)
Impairment of long-lived assets	(1)	(28)	(1)	(28)
Stock-based compensation costs	(301)	(330)	(594)	(694)
Increase in restructuring costs (3)	(153)	(51)	(997)	(52)
Net (loss)/profit on sale of property and equipment	(7)	43	(8)	43
Net foreign exchange (losses)/gains	(78)	60	(183)	(16)
Net interest expense	(70)	(141)	(140)	(219)
Income before income tax expense for the period	$4,426	$3,788	$6,940	$7,911

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

3.For the three months ended September 30, 2020, $0.1 million of the restructuring costs related to the North America reporting segment. For the six months ended September 30, 2020, $0.6 million, $0.2 million and $0.1 million of the restructuring costs related to CSO, Africa and North America reporting segments, respectively.

No single customer accounted for 10% or more of the Company’s total revenue for the three or six months ended September 30, 2020 and 2021. No single customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2021 or September 30, 2021.

11. Stock-based compensation plan

The Company has issued equity-classified share incentives under the MiX Telematics Long-Term Incentive Plan (“LTIP”) to directors and certain key employees within the Company.

The LTIP provides for three types of grants to be issued, namely performance shares, restricted share units (“RSUs”) and stock appreciation rights (“SARs”).

As of September 30, 2021, there were 47,090,000 shares reserved for future issuance under the LTIP.

The total stock-based compensation expense recognized during the three months ended September 30, 2020 and 2021 was $0.3 million and $0.3 million, respectively. The total stock-based compensation expense recognized during the six months ended September 30, 2020 and 2021 was $0.6 million and $0.7 million, respectively.

Stock appreciation rights granted under the LTIP

The following table summarizes the activities for the outstanding SARs:

	Number of SARs	Weighted- Average Exercise Price in U.S. Cents*	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2021	40,567,917	36
Exercised	(1,392,917)	21
Forfeited	(300,000)	46
Outstanding as of September 30, 2021	38,875,000	37	2.87

Vested and expected to vest as of September 30, 2021	37,762,500	37	2.06	5,857
Vested as of September 30, 2021	16,625,000	28	1.48	3,799

As of September 30, 2021, there was $1.4 million of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 3.8 years.

*U.S. currency amounts are based on a ZAR:USD exchange rate of R15.125 as of September 30, 2021.

Restricted share units granted under the LTIP

2 million RSUs were outstanding and unvested as of April 1, 2021, and remain as such as of September 30, 2021. Management estimates forfeiture to be approximately 5%. The unrecognized compensation cost related to unvested RSUs as of September 30, 2021 was $0.3 million, which will be recognized over a weighted average period of 1.5 years, which is the same period as the weighted average remaining contractual term.

12. Debt

As of March 31, 2021 and September 30, 2021, debt comprised bank overdrafts of $1.7 million and $2.1 million, respectively. Net accounts receivable as of March 31, 2021 and September 30, 2021 of $2.3 million and $3.2 million, respectively, were pledged as security for the Company’s overdraft facilities.

Details of undrawn facilities are shown below:

	Interest rate	March 31, 2021	September 30, 2021
Undrawn borrowing facilities at floating rates include:
– Standard Bank Limited:
Overdraft	SA Prime* less 1.2%	$2,616	$2,093
Vehicle and asset finance	SA Prime* less 1.2%	570	562
Working capital facility	SA Prime* less 0.25%	1,676	1,653
– Nedbank Limited overdraft	SA Prime* less 2%	670	661
		$5,532	$4,969
*South African prime interest rate

As of March 31, 2021 and September 30, 2021, the South African prime interest rate was 7.0%. The Standard Bank Limited and Nedbank Limited facilities have no fixed renewal date and are repayable on demand. The facility from Nedbank Limited is unsecured.

13. Contingencies

Service agreement

In terms of an amended network services agreement with Mobile Telephone Networks Proprietary Limited (“MTN”), MTN is entitled to claw back payments from MiX Telematics Africa Proprietary Limited, a subsidiary of the Company, in the event of early cancellation of the agreement or certain base connections not being maintained over the term of the agreement. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2021 and September 30, 2021 was $2.0 million and $1.8 million, respectively. No loss is considered probable under this arrangement.

Competition Commission of South Africa matter

On April 15, 2019 the Competition Commission of South Africa (“Commission”) referred a matter to the Competition Tribunal of South Africa (“Tribunal”). The Commission contends that the Company and a number of its channel partners have engaged in market division. Should the Tribunal rule against MiX Telematics, the Company may be liable for an administrative penalty in terms of the Competition Act, No. 89 of 1998. The Company cooperated fully with the Commission during its preliminary investigation. We cannot predict the timing of a resolution or the ultimate outcome of the matter; however, the Company and its external legal advisers continue to believe that we have consistently adhered to all applicable laws and regulations and that the referral from the Commission is without merit. As of September 30, 2021, we have not made any provisions for this matter as we do not believe that an outflow of economic resources is probable.

14. Subsequent events

Other than the item below, the directors are not aware of any matter material or otherwise arising since September 30, 2021 and up to the date of this report, not otherwise dealt with herein.

Dividend declared
The Board of Directors declared, in respect of the three months ended September 30, 2021, a dividend of 4 South African cents per ordinary share and 1 South African Rand per ADS, which will be paid on December 2, 2021 to shareholders on record as of the close of business on November 19, 2021.

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

We believe that these risks and uncertainties include, but are not limited to, those described in Part II, Item 1A. “Risk Factors”. These risk factors should not be considered as an exhaustive list and should be read in conjunction with the other cautionary statements and information in this report. These risk factors may also be intensified as a result of circumstances outside of our control, such as the events related to the COVID-19 pandemic.

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
We were founded in 1996 and we have offices in South Africa, the United Kingdom, the United States, Uganda, Brazil, Australia, Romania and the United Arab Emirates, as well as a network of more than 130 fleet partners worldwide. MiX Telematics’ shares are publicly traded on the Johannesburg Stock Exchange (JSE: MIX) and MiX Telematics’ American Depositary Shares are listed on the New York Stock Exchange (NYSE: MIXT).

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

Business, employees and operations

Due to extensive measures implemented by various governments, all of our employees were required to work remotely at the outset of the pandemic, except for our staff working in our monitoring centers, who were classified as essential workers. We have implemented appropriate safeguards for these centers. In addition, we have subsequently modified certain business and workforce practices (including extended work from home requirements, suspension of certain business travel and cancellation of certain physical participation in meetings, events and conferences) and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by governmental and regulatory authorities.
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
Subscription revenue has decreased as a percentage of total revenue due to an increase in hardware and other revenue. In the three months ended September 30, 2020 and 2021, subscription revenue represented 89.3% and 85.6%, respectively, of our total revenue. In the six months ended September 30, 2020 and 2021, subscription revenue represented 91.5% and 87.3%, respectively, of our total revenue.

Subscribers
Subscribers represent the total number of discrete services we provide to customers at the end of the period.

	As of September 30,
	2020	2021
Subscribers	767,749	770,159

Basis of Presentation and Key Components of Our Results of Operations
In the second quarter of fiscal year 2022, we managed our business in six segments which include Africa, Americas, Brazil, Europe and the Middle East and Australasia (our regional sales offices (“RSOs”)), and our central services organization (“CSO”). CSO is the central services organization that wholesales products and services to RSOs which, in turn, interface with our end-customers, distributors and dealers. CSO is also responsible for the development of hardware and software platforms and provides common marketing, product management, technical and distribution support to each of the other reportable segments. CSO is a reportable segment because it produces discrete financial information which is reviewed by the chief operating decision maker (“CODM”) and has the ability to generate external revenues.
The CODM has been identified as the Chief Executive Officer who makes strategic decisions. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses net income excluding net interest income/(expense), foreign exchange gains or losses, operating lease expenses, stock-based compensation costs, restructuring costs, and gains or losses on the disposal or impairments of long-

lived assets and subsidiaries. Product development costs are capitalized and amortized and this amortization is excluded from Segment Adjusted EBITDA.
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

Taxes
During the three months ended September 30, 2020 and 2021 our effective tax rates were 22.0% and 65.7%, respectively, and during the six months ended September 30, 2020 and 2021 our effective tax rates were 15.4% and 38.9%, respectively, compared to a South African statutory rate of 28%. Taxation mainly consists of normal statutory income tax paid or payable and deferred tax on any temporary differences.
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

Results of Operations
The following table sets forth certain consolidated statement of income data:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2021	2020	2021
	(In thousands)
Total revenue	$30,948	$36,074	$58,445	$70,972
Total cost of revenue	10,297	13,106	18,875	25,149
Gross profit	20,651	22,968	39,570	45,823
Sales and marketing	2,447	3,872	5,193	7,384
Administration and other	13,631	15,366	27,122	30,373
Income from operations	4,573	3,730	7,255	8,066
Other (expense)/income	(77)	199	(175)	64
Net interest expense	70	141	140	219
Income tax expense	974	2,489	1,066	3,081
Net income for the period	3,452	1,299	5,874	4,830
Net income attributable to MiX Telematics Limited stockholders	3,452	1,299	5,874	4,830
Net income attributable to non-controlling interest	—	—	—	—
Net income for the period	$3,452	$1,299	$5,874	$4,830

The following table sets forth, as a percentage of revenue, consolidated statement of income data:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2021	2020	2021
	(Percentage)
Total revenue	100.0%	100.0%	100.0%	100.0%
Total cost of revenue	33.3	36.3	32.3	35.4
Gross profit	66.7	63.7	67.7	64.6
Sales and marketing	7.9	10.7	8.9	10.4
Administration and other	44.0	42.6	46.4	42.8
Income from operations	14.8	10.3	12.4	11.4
Other (expense)/income	(0.2)	0.6	(0.3)	0.1
Net interest expense	0.2	0.4	0.2	0.3
Income tax expense	3.1	6.9	1.8	4.3
Net income for the period	11.3	3.6	10.1	6.8
Net income attributable to MiX Telematics Limited stockholders	11.3	3.6	10.1	6.8
Net income attributable to non-controlling interest	—	—	—	—
Net income for the period	11.3	3.6	10.1	6.8

Results of Operations for the Three Months Ended September 30, 2020 and 2021

Revenue

	Three Months Ended September 30,
	2020	2021	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$27,623	$30,885	11.8%	2.9%
Hardware and other revenue	3,325	5,189	56.1%	46.6%
	$30,948	$36,074	16.6%	7.6%

Our total revenue increased by $5.1 million, or 16.6%, from the second quarter of fiscal year 2021. The principal factors affecting our revenue growth included:
•Subscription revenues increased by 11.8% to $30.9 million, compared to $27.6 million for the second quarter of fiscal year 2021. Subscription revenues represented 85.6% of total revenues during the second quarter of fiscal year 2022. Subscription revenues increased by 2.9% on a constant currency basis, year over year. From June 30, 2021 to September 30, 2021, our subscriber base grew by a net 16,700 subscribers to 770,000 subscribers at September 30, 2021.

The majority of our revenues and subscription revenues are derived from currencies other than the U.S. Dollar. Accordingly, the weakening of the U.S. Dollar against these currencies (in particular against the South African Rand) following currency volatility arising from the economic disruption caused by COVID-19, has positively impacted our revenue and subscription revenues reported in U.S. Dollars. Compared to the second quarter of fiscal year 2021, the South African Rand strengthened by 14% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R14.62 in the current quarter compared to an average of R16.91 during the second quarter of fiscal year 2021. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the second quarter of fiscal year 2022 led to a 8.9% increase in reported U.S. Dollar subscription revenues.

•Hardware and other revenue increased by $1.9 million, or 56.1%, from the second quarter of fiscal year 2021.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the second quarter of fiscal year 2022 led to a 9.0% increase in reported U.S. Dollar revenues.

A breakdown of third-party revenue by segment is shown in the table below:

	Three Months Ended September 30,
	2020	2021	2020	2021	2020	2021
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$16,490	$20,282	$14,855	$18,686	$1,635	$1,596
Americas	5,026	3,912	4,786	3,444	240	468
Europe	3,393	4,750	2,919	3,413	474	1,337
Middle East and Australasia	5,066	5,957	4,118	4,207	948	1,750
Brazil	956	1,137	928	1,121	28	16
CSO	17	36	17	14	—	22
Total	$30,948	$36,074	$27,623	$30,885	$3,325	$5,189

In the Africa segment, subscription revenue increased by $3.8 million, or 25.8%. On a constant currency basis, the increase in subscription revenue was 10.1%. Subscribers decreased by 0.6% since October 1, 2020. Hardware and other revenue decreased by 2.4%. Total revenue increased by $3.8 million, or 23.0%. Total revenue increased by 7.8% on a constant currency basis.
In the Americas segment, subscription revenue declined by $1.3 million, or 28.0% as a result of a 17.3% decrease in subscribers since October 1, 2020. Hardware and other revenue increased by $0.2 million, or 95.0%. Total revenue declined by $1.1 million, or 22.2%.

In the Europe segment, subscription revenue increased by $0.5 million, or 16.9%. On a constant currency basis, subscription revenue increased by 14.4%. Subscribers increased by 14.6% since October 1, 2020. Total revenue increased by $1.4 million, or 40.0%, also due to an increase in hardware and other revenues of $0.9 million compared to the three months ended September 30, 2020. Total revenue increased by 36.5% on a constant currency basis.
Subscription revenue in the Middle East and Australasia segment increased by $0.1 million or 2.2%. On a constant currency basis, the increase in subscription revenue was 2.3%. Subscribers increased by 3.8% since October 1, 2020. Hardware and other revenue increased by $0.8 million, or 84.6%. Total revenue increased by $0.9 million, or 17.6%. Total revenue in constant currency increased by 15.4%.
In the Brazil segment, subscription revenue increased by $0.2 million, or 20.8%. On a constant currency basis, subscription revenue increased by 17.4%. Subscribers increased by 5.4% since October 1, 2020. Hardware and other revenue decreased by 42.9%. Total revenue increased by $0.2 million, or 18.9%. On a constant currency basis, total revenue increased by 15.6%.
Cost of Revenue

	Three Months Ended September 30,
	2020	2021
	(In thousands, except for percentages)
Cost of revenue - subscription	$7,676	$9,219
Cost of revenue - hardware and other	2,621	3,887

Gross profit	$20,651	$22,968
Gross profit margin	66.7%	63.7%
Gross profit margin - subscription	72.2%	70.2%
Gross profit margin - hardware and other	21.2%	25.1%
Compared to an increase in total revenue of $5.1 million, or 16.6%, cost of revenues increased by $2.8 million, or 27.3%, from the second quarter of fiscal year 2021. This together with the higher levels of hardware and other revenue resulted in a lower gross profit margin of 63.7% in the second quarter of fiscal year 2022 compared to 66.7% in the second quarter of fiscal year 2021.
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 85.6% of total revenue in the second quarter of fiscal year 2022 compared to 89.3% in the second quarter of fiscal year 2021.
During the second quarter of fiscal year 2022, hardware and other margins were higher than in the second quarter of fiscal year 2021, mainly due to the geographical sales mix and the distribution channels. Hardware sales via our dealer channel generate lower gross margins.

Sales and Marketing

	Three Months Ended September 30,
	2020	2021
	(In thousands, except for percentages)
Sales and marketing	$2,447	$3,872
As a percentage of revenue	7.9%	10.7%
Sales and marketing costs increased by $1.4 million, or 58.2%, from the second quarter of fiscal year 2021 to the second quarter of fiscal year 2022 against a 16.6% increase in total revenue. The increase in the second quarter of fiscal year 2022 was primarily as a result of increases of $0.6 million in advertising costs, $0.7 million in employee costs and $0.1 million in bonuses. In the second quarter of fiscal year 2022, sales and marketing costs represented 10.7% of revenue compared to 7.9% of revenue in the second quarter of fiscal year 2021.
Administration and Other Expenses

	Three Months Ended September 30,
	2020	2021
	(In thousands, except for percentages)
Administration and other	$13,631	$15,366
As a percentage of revenue	44.0%	42.6%

Administration and other expenses increased by $1.7 million, or 12.7%, from the second quarter of fiscal year 2021 to the second quarter of fiscal year 2022.
The increase mainly relates to increases of $0.9 million in salaries and wages, $0.1 million in bonuses, $0.2 million in information & technology costs, $0.4 million in professional fees and $0.1 million in training and recruitment costs.

Taxation

	Three Months Ended September 30,
	2020	2021
	(In thousands, except for percentages)
Income tax expense	$974	$2,489
Effective tax rate	22.0%	65.7%
Taxation expense increased by $1.5 million. In the second quarter of fiscal year 2022, the income tax expense included a $0.9 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Telematics Investments Proprietary Limited (“MiX Investments”), a wholly-owned subsidiary. During the second quarter of fiscal year 2021, the income tax expense included a $0.3 million deferred tax credit on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Investments. Ignoring the impact of net foreign exchange gains/losses net of tax, the tax rate which was used in determining non-GAAP net income, was 38.6% in the second quarter of fiscal year 2022 compared to 28.4% in the second quarter of fiscal year 2021.

Results of Operations for the Six Months Ended September 30, 2020 and 2021

Revenue

	Six Months Ended September 30,
	2020	2021	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$53,498	$61,975	15.8%	3.1%
Hardware and other revenue	4,947	8,997	81.9%	66.9%
	$58,445	$70,972	21.4%	8.5%

Our total revenue increased by $12.5 million, or 21.4%, from the first half of fiscal year 2021. The principal factors affecting our revenue growth included:
•Subscription revenues increased by 15.8% to $62.0 million, compared to $53.5 million for the first half of fiscal year 2021. Subscription revenues represented 87.3% of total revenues during the first half of fiscal year 2022. Subscription revenues increased by 3.1% on a constant currency basis, year over year. From March 31, 2021 to September 30, 2021, our subscriber base grew by a net 25,500 subscribers to 770,000 subscribers at September 30, 2021.

The majority of our revenues and subscription revenues are derived from currencies other than the U.S. Dollar. Accordingly, the weakening of the U.S. Dollar against these currencies (in particular against the South African Rand) following currency volatility arising from the economic disruption caused by COVID-19, has positively impacted our revenue and subscription revenues reported in U.S. Dollars. Compared to the first half of fiscal year 2021, the South African Rand strengthened by 18% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R14.38 in the current six month period compared to an average of R17.44 during the first half of fiscal year 2021. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first half of fiscal year 2022 led to a 12.7% increase in reported U.S. Dollar subscription revenues.

•Hardware and other revenue increased by $4.1 million, or 81.9%, from the first half of fiscal year 2021.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first half of fiscal year 2021 led to a 12.9% increase in reported U.S. Dollar revenues.

A breakdown of third-party revenue by segment is shown in the table below:

	Six Months Ended September 30,
	2020	2021	2020	2021	2020	2021
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$31,014	$40,208	$28,778	$37,397	$2,236	$2,811
Americas	9,356	7,730	8,961	7,067	395	663
Europe	6,377	9,384	5,769	6,786	608	2,598
Middle East and Australasia	9,656	11,411	7,999	8,556	1,657	2,855
Brazil	2,010	2,189	1,959	2,141	51	48
CSO	32	50	32	28	—	22
Total	$58,445	$70,972	$53,498	$61,975	$4,947	$8,997

In the Africa segment, subscription revenue increased by $8.6 million, or 29.9%. On a constant currency basis, the increase in subscription revenue was 9.1%, despite a 0.6% decrease in subscribers since October 1, 2020. The subscription revenue increase is attributable to growth in the higher ARPU premium subscribers which offset the contraction in the lower

ARPU asset tracking subscribers. Hardware and other revenue increased by $0.6 million, or 25.7%. Total revenue increased by $9.2 million, or 29.6%. On a constant currency basis, the total revenue increase was 9.2%.
In the Americas segment, subscription revenue declined by $1.9 million, or 21.1%, as a result of a 17.3% decrease in subscribers since October 1, 2020. Energy customer fleet sizes contracted during the second half of fiscal 2021 and the first quarter of fiscal year 2022 as a result of the economic conditions in the oil and gas vertical following the COVID-19 pandemic. Following recent improvements in the oil price, this vertical returned to growth during the second quarter of fiscal year 2022. Hardware and other revenue increased by $0.3 million, or 67.8%. Total revenue declined by $1.6 million, or 17.4%.
In the Europe segment, subscription revenue growth was $1.0 million, or 17.6%. On a constant currency basis, the growth in subscription revenue was 12.0% as a result of a 14.6% increase in subscribers since October 1, 2020. Total revenue increased by $3.0 million, or 47.2%, following an increase in hardware and other revenues of $2.0 million compared to the six months ended September 30, 2020. Total revenue increased by 40.0% on a constant currency basis.
Subscription revenue in the Middle East and Australasia segment increased by $0.6 million or 7.0%. On a constant currency basis, the increase in subscription revenue was 1.3%. Subscribers increased by 3.8% since October 1, 2020. Hardware and other revenue increased by $1.2 million, or 72.3%. Total revenue increased by $1.8 million, or 18.2%. Total revenue in constant currency increased by 11.1%.
In the Brazil segment, subscription revenue increased by $0.2 million, or 9.3%. On a constant currency basis, subscription revenue increased by 7.2%. The increase was mainly due to an increase in subscribers of 5.4% since October 1, 2020. Total revenue increased by $0.2 million, or 8.9%. On a constant currency basis, total revenue increased by 6.8%.
Cost of Revenue

	Six Months Ended September 30,
	2020	2021
	(In thousands, except for percentages)
Cost of revenue - subscription	$15,025	$18,346
Cost of revenue - hardware and other	3,850	6,803

Gross profit	$39,570	$45,823
Gross profit margin	67.7%	64.6%
Gross profit margin - subscription	71.9%	70.4%
Gross profit margin - hardware and other	22.2%	24.4%

Compared to an increase in total revenue of $12.5 million, or 21.4%, cost of revenues increased by $6.3 million, or 33.2%, from the first half of fiscal year 2021. This, together with the higher levels of hardware and other revenue, resulted in a lower gross profit margin of 64.6% in the first half of fiscal year 2022 compared to 67.7% in the first half of fiscal year 2021.
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 87.3% of total revenue in the first half of fiscal year 2022 compared to 91.5% in the first half of fiscal year 2021.
During the first half of fiscal year 2022, hardware and other margins were higher than in the first half of fiscal 2021, mainly due to the geographical sales mix and the distribution channels. Hardware sales via our dealer channel generate lower gross margins.

Sales and Marketing

	Six Months Ended September 30,
	2020	2021
	(In thousands, except for percentages)
Sales and marketing	$5,193	$7,384
As a percentage of revenue	8.9%	10.4%

Sales and marketing costs increased by $2.2 million, or 42.2%, from the first half of fiscal year 2021 to the first half of fiscal year 2022 against a $12.5 million, or 21.4%, increase in total revenue. The increase in the first half of fiscal year 2022 was primarily as a result of increases of $0.9 million in advertising costs, $1.0 million in employee costs and $0.2 million in bonuses. In the first half of fiscal year 2022, sales and marketing costs represented 10.4% of revenue compared to 8.9% of revenue in the first half of fiscal year 2021.
Administration and Other Expenses

	Six Months Ended September 30,
	2020	2021
	(In thousands, except for percentages)
Administration and other	$27,122	$30,373
As a percentage of revenue	46.4%	42.8%

Administration and other expenses increased by $3.3 million, or 12.0%, from the first half of fiscal year 2021 to the first half of fiscal year 2022.
The increase mainly relates to increases of $2.1 million in salaries and wages, $0.1 million in bonuses, $0.6 million in information & technology costs, $0.9 million in professional fees, $0.3 million in training and recruitment costs and other increases of $0.2 million, none of which were individually significant, offset by $0.9 million saving due to restructuring costs incurred during the first half of fiscal year 2021.

Taxation

	Six Months Ended September 30,
	2020	2021
	(In thousands, except for percentages)
Income tax expense	$1,066	$3,081
Effective tax rate	15.4%	38.9%

Taxation expense increased by $2.0 million, or 189.0%. In the first half of fiscal year 2022, the income tax expense included a $0.3 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Investments. During the first half of fiscal year 2021, the income tax expense included a $1.0 million deferred tax credit on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Investments. Ignoring the impact of net foreign exchange losses net of tax, the tax rate which was used in determining non-GAAP net income, was 35.0% in the first half of fiscal year 2022 as compared to 29.0% in the first half of fiscal year 2021.

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

Reconciliation of Net Income to Adjusted EBITDA for the Period
	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2021	2020	2021
	(In thousands)
Net income	$3,452	1,299	$5,874	$4,830
Plus: Income tax expense	974	2,489	1,066	3,081
Plus: Net interest expense	70	141	140	219
Plus: Foreign exchange losses/(gains)	78	(60)	183	16
Plus: Depreciation (1)	2,946	2,650	5,782	5,344
Plus: Amortization (2)	890	1,018	1,682	2,003
Plus: Impairment of long-lived assets	1	28	1	28
Plus: Stock-based compensation costs	301	330	594	694
Plus: Net loss/(profit) on sale of property and equipment	7	(43)	8	(43)
Plus: Restructuring costs	153	51	997	52
Adjusted EBITDA	$8,872	$7,903	$16,327	$16,224
Adjusted EBITDA margin	28.7%	21.9%	27.9%	22.9%
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

Reconciliation of net income to non-GAAP net income
	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2021	2020	2021
	(In thousands)
Net income for the period	$3,452	$1,299	$5,874	$4,830
Net foreign exchange losses/(gains)	78	(60)	183	16
Income tax effect of net foreign exchange (losses)/gains	(305)	1,052	(1,003)	310
Non-GAAP net income	$3,225	$2,291	$5,054	$5,156

Weighted average number of ordinary shares in issue
Basic	548,008	552,386	547,569	552,124
Diluted	558,951	565,622	558,829	565,322

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
The following tables provide the constant currency reconciliation to the most directly comparable GAAP measure for the periods shown:
Subscription Revenue

	Three Months Ended September 30,			Six Months Ended September 30,
	2020	2021	% Change	2020	2021	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$27,623	$30,885	11.8%	$53,498	$61,975	15.8%
Conversion impact of U.S. Dollar/other currencies	—	(2,461)	(8.9)%	—	(6,819)	(12.7)%
Subscription revenue on a constant currency basis	$27,623	$28,424	2.9%	$53,498	$55,156	3.1%

Hardware and Other Revenue

	Three Months Ended September 30,			Six Months Ended September 30,
	2020	2021	% Change	2020	2021	% Change
	(In thousands, except for percentages)
Hardware and other revenue as reported	$3,325	$5,189	56.1%	$4,947	$8,997	81.9%
Conversion impact of U.S. Dollar/other currencies	—	(313)	(9.5)%	—	(739)	(15.0)%
Hardware and other revenue on a constant currency basis	$3,325	$4,876	46.6%	$4,947	$8,258	66.9%

Total Revenue

	Three Months Ended September 30,			Six Months Ended September 30,
	2020	2021	% Change	2020	2021	% Change
	(In thousands, except for percentages)
Total revenue as reported	$30,948	$36,074	16.6%	$58,445	$70,972	21.4%
Conversion impact of U.S. Dollar/other currencies	—	(2,774)	(9.0)%	—	(7,559)	(12.9)%
Total revenue on a constant currency basis	$30,948	$33,300	7.6%	$58,445	$63,413	8.5%

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
The following tables provide a summary of our cash flows for each of the six months ended September 30, 2020 and 2021:

	Six Months Ended September 30,
	2020	2021
	(In thousands)
Net cash provided by operating activities	$20,758	$10,665
Net cash used in investing activities	(4,722)	(13,370)
Net cash used in financing activities	(941)	(2,584)
Net increase/(decrease) in cash and cash equivalents, and restricted cash	15,095	(5,289)
Cash and cash equivalents, and restricted cash at beginning of the period	18,652	46,343
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	887	(340)
Cash and cash equivalents, and restricted cash at the end of the period	$34,634	$40,714

We fund our operations, capital expenditure and acquisitions through cash generated from operating activities, cash on hand and our undrawn borrowing facilities.

It is currently our policy to pay regular dividends, and we consider such dividend payments on a quarter-by-quarter basis.
On May 23, 2017, our Board approved a share repurchase program of up to R270 million (the equivalent of $17.9 million as of September 30, 2021) under which we may repurchase our ordinary shares, including ADSs. We expect any repurchases under this share repurchase program to be funded out of existing cash resources. During the six months ended September 30, 2021, there were no additional share repurchases. Refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended March 31, 2021, which we filed with the Securities and Exchange Commission on June 14, 2021, for information regarding our share repurchase program.

Operating Activities
Net cash provided by operating activities during the six months ended September 30, 2020 consisted of our cash generated from operations of $22.3 million, net interest received of $0.1 million and taxes paid of $1.6 million.

Net cash provided by operating activities decreased from $20.8 million in the six months ended September 30, 2020 to $10.7 million during the six months ended September 30, 2021. This is primarily attributable to lower cash generated from operations of $8.1 million and increased taxation paid of $2.0 million. The lower cash generated from operations is primarily as a result of a deterioration in working capital management of $8.1 million (specifically an increase in accounts receivables of $7.2 million, an increase in prepaid expenses and other current assets of $0.3 million, an increase in capitalized commissions of $0.4 million, and an adverse change in foreign currency translation adjustments of $2.2 million, partially offset by a decrease in inventories of $0.3 million, an increase in accounts payables of $1.4 million, and an increase in accrued expenses of $0.3 million).
Net cash provided by operating activities during the six months ended September 30, 2021 primarily consisted of our cash generated from operations of $14.2 million, net interest received of $0.02 million and taxes paid of $3.6 million.

Investing Activities
Net cash used in investing activities in the six months ended September 30, 2020 was $4.7 million. Net cash used in investing activities during the six months ended September 30, 2020 primarily consisted of capital expenditures of $4.8 million. Capital expenditures during the six months ended September 30, 2020 included purchases of intangible assets of $2.0 million and cash paid to purchase property and equipment of $2.8 million, which included in-vehicle devices of $2.6 million.

Net cash used in investing activities in the six months ended September 30, 2021 increased to $13.4 million from $4.7 million in the six months ended September 30, 2020. Net cash used in investing activities during the six months ended September 30, 2021 primarily consisted of capital expenditures of $13.4 million. Capital expenditures during the six months ended September 30, 2021 included purchases of intangible assets of $2.8 million and cash paid to purchase property and equipment of $10.6 million, which included in-vehicle devices of $9.7 million.
Financing Activities
In the six months ended September 30, 2020, the cash used in financing activities of $1.0 million includes dividends paid of $2.5 million offset by proceeds of $0.8 million from the issue of ordinary shares in relation to the exercise of stock options and $0.7 million from facilities utilized.
In the six months ended September 30, 2021, the cash used in financing activities of $2.6 million includes dividends paid of $3.1 million, offset by $0.5 million from facilities utilized.
Credit Facilities
As of September 30, 2021, our principal sources of liquidity were net cash balances of $37.7 million (consisting of cash and cash equivalents of $39.8 million less short-term debt (bank overdraft) of $2.1 million) and an unutilized borrowing capacity of $5.0 million available through our credit facilities. Our principal sources of credit are our facilities with Standard Bank Limited and Nedbank Limited.
We have an overdraft facility of R64.0 million (the equivalent of $4.2 million as of September 30, 2021), an unutilized working capital facility of R25.0 million (the equivalent of $1.7 million as of September 30, 2021) and an unutilized vehicle and asset finance facility of R8.5 million (the equivalent of $0.6 million as of September 30, 2021) with Standard Bank Limited that bear interest at South African Prime less 1.2% except for the working capital facility that bears interest at South African Prime less 0.25%.
As of September 30, 2021, $2.1 million was utilized under the overdraft facility. We use this facility as part of our foreign currency hedging strategy. We draw down on this facility in the applicable foreign currency in order to fix the exchange rate on the existing balance sheet foreign currency exposure that we anticipate settling in that foreign currency. Our obligations under the overdraft facility with Standard Bank Limited are guaranteed by MiX Telematics Limited and our wholly-owned subsidiaries, MiX Telematics Africa Proprietary Limited and MiX Telematics International Proprietary Limited, and secured by a pledge of accounts receivable by MiX Telematics Limited and MiX Telematics International Proprietary Limited.
During fiscal year 2020, we entered into a R25.0 million (the equivalent of $1.7 million as of September 30, 2021) working capital facility from Standard Bank Limited that bears interest at South African Prime less 0.25%. As of September 30, 2021, the facility was undrawn. We use this facility for working capital purposes in our Africa operations.
During fiscal year 2014, we entered into a R10.0 million (the equivalent of $0.7 million as of September 30, 2021) facility from Nedbank Limited that bears interest at South African Prime less 2%. As of September 30, 2021, the facility was undrawn. We use this facility for working capital purposes in our Africa operations.
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

Contractual and other obligations
As of September 30, 2021, there have been no material changes in contractual and other obligations as disclosed under the caption “Contractual and other obligations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, we concluded that our disclosure controls and procedures were effective as of September 30, 2021.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
We implemented the new ERP system in our Middle East operations in September 2021 and plan continue the roll out of the ERP system to our other operations according to a phased roll out plan. As part of the new ERP system, certain internal controls over financial reporting has been automated or modified and the source of information used to perform the control activities has changed to the new ERP system. While we believe the controls in the new ERP system will enhance the internal control environment, there are inherent risks associated to the implementation of a new ERP system. We will continue to evaluate the processes and controls related to the system transition and the assessment of design adequacy and operating effectiveness of internal controls over financial reporting throughout fiscal year 2022.
Other than the implementation of the ERP system in the Middle East, there were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a - 15(f) and 15d - 15(f) promulgated under the Exchange Act, during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 for additional information regarding legal proceedings.

Item 1A. Risk Factors

As of September 30, 2021, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2021 and the Company’s Quarterly reports on Form 10-Q for the three months ended June 30, 2021 except for the following risk factor under the heading “Risks related to Our Business”, which is replaced in its entirety with the following:

The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.

The global impact of the COVID-19 pandemic and measures taken to reduce the spread of the virus have had an adverse effect on the global macroeconomic environment and have significantly increased economic uncertainty and reduced economic activity. Governments globally, including the foreign jurisdictions in which we have offices, have declared a state of emergency related to the spread of COVID-19. The pandemic has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders, and business limitations and shutdowns. Although governments around the globe have taken steps to mitigate some of the more severe economic effects of the virus and the impact of the pandemic on the economic activity globally is unfolding, there can be no assurance that such steps will be effective or achieve their desired results in a timely and sustainable manner or at all.

Initially. nearly all of our employees were required to work remotely, except for our staff working in our monitoring centers, which were classified as an essential service. Many of our employees have subsequently returned to our offices; however, some employees continue to work from home. In addition, we have modified certain business and workforce practices (including suspension of the majority of business travel and cancellation of physical participation in certain meetings, events and conferences) and implemented protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, in which case our employees or other individuals may become sick, our ability to perform critical functions could be harmed, and we may be unable to respond to some of the needs of our global business. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We continue to monitor the design and effectiveness of internal controls, taking into account that employees may be working remotely. We continue to monitor the situation and will take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers and other business counterparties.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition in the longer term will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration, spread and severity of the outbreak, the actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions broadly resume.

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
•Reduced customer demand for services – As a result of the pandemic’s impact on our customers, we have experienced reduced demand for our services. Among other things, a number of our customers have postponed, cancelled or scaled back existing and potential projects with us.
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

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 and the measures taken in response thereto may have on our business, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. The nature and extent of the crisis, multiple variants and waves of the virus, the public health measures to contain it, the progress and effectiveness of vaccination programs, different levels of restrictions and the resultant economic impact may differ between regions and remain uncertain. We continue to monitor the effects of the pandemic on our business, results of operations, financial condition and liquidity as well as on our risk factors and the effectiveness of the control environment.

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

The components we use to manufacture hardware are predominately supplied by manufacturers and suppliers in China. The COVID-19 pandemic, amongst other contributing factors, has adversely affected manufacturing capacity of electronic components. The component supply shortage and extended lead times may impact our business in terms of increased pricing and additional engineering projects to implement alternative components, however, we have so far been able to supply our customer demand and maintain commitments to customers. Where possible, we have also taken steps to mitigate our risk to some extent by buying additional safety stock of scarce items or items with extended lead times and continue to carefully monitor the situation.

We contract two vendors in South Africa to manufacture and assemble hardware, one of which changed during fiscal year 2020. Each of these contracts is terminable on 12 months’ written notice. We have no financial control over, and limited operational influence on these vendors and the conduct of their businesses. These vendors could negatively impact our business by, among other things, extending delivery times, raising prices and limiting supply due to their own shortages and business requirements. Our two contract manufacturers produce different products for us and if the facilities at one of these contract manufacturers suffer a mass casualty event, it could take as much as three to five months, or longer, to replace production capacity. An extended interruption in the supply of hardware from our contract manufacturers could materially and adversely affect our production capacity and hence our ability to fulfil sales orders which could have a material adverse effect on our operations.

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

Date: November 5, 2021