Form 10-Q
period 2021-12-31
MiX Telematics Ltd
filed 2022-02-08
CIK 1576914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 4, 2022, the registrant had 605,781,044 ordinary shares, of no par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2021	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$45,489	$35,863
Restricted cash	854	835
Accounts receivables, net of allowances for doubtful accounts of $5.6 million and $6.9 million, respectively	19,265	24,879
Inventory, net	3,109	3,440
Prepaid expenses and other current assets	8,509	8,866
Total current assets	77,226	73,883
Property and equipment, net	23,463	28,753
Goodwill	43,938	41,796
Intangible assets, net	18,303	18,256
Deferred tax assets	3,782	5,121
Other assets	4,434	4,291
Total assets	$171,146	$172,100
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,674	$2,298
Accounts payables	6,560	6,502
Accrued expenses and other liabilities	17,330	18,762
Deferred revenue	5,788	7,662
Income taxes payable	1,345	1,936
Total current liabilities	32,697	37,160
Deferred tax liabilities	9,187	9,991
Long-term accrued expenses and other liabilities	5,863	5,513
Total liabilities	47,747	52,664

Stockholders’ equity:
MiX Telematics Limited stockholders’ equity
Preference shares: 100 million shares authorized but not issued	—	—
Ordinary shares: 605.6 million and 608.1 million no-par value shares issued and outstanding as of March 31, 2021 and December 31, 2021, respectively	67,401	67,401
Less treasury stock at cost: 53.8 million and 55.4 million shares as of March 31, 2021 and December 31, 2021, respectively	(17,315)	(18,116)
Retained earnings	76,710	77,669
Accumulated other comprehensive income	1,924	(3,201)
Additional paid-in capital	(5,326)	(4,322)
Total MiX Telematics Limited stockholders’ equity	123,394	119,431
Non-controlling interest	5	5
Total stockholders’ equity	123,399	119,436

Total liabilities and stockholders’ equity	$171,146	$172,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2021	2020	2021
Revenue
Subscription	$29,072	$30,324	$82,570	$92,299
Hardware and other	5,032	5,889	9,979	14,886
Total revenue	34,104	36,213	92,549	107,185
Cost of revenue
Subscription	8,889	8,869	23,914	27,215
Hardware and other	3,915	4,893	7,765	11,696
Total cost of revenue	12,804	13,762	31,679	38,911
Gross profit	21,300	22,451	60,870	68,274
Operating expenses
Sales and marketing	2,882	4,027	8,075	11,411
Administration and other	13,384	15,841	40,506	46,214
Total operating expenses	16,266	19,868	48,581	57,625
Income from operations	5,034	2,583	12,289	10,649
Other (expense)/income	(95)	114	(270)	178
Net interest income/(expense)	58	(75)	(82)	(294)
Income before income tax expense	4,997	2,622	11,937	10,533
Income tax benefit/(expense)	936	(1,992)	(130)	(5,073)
Net income	5,933	630	11,807	5,460
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income attributable to MiX Telematics Limited	$5,933	$630	$11,807	$5,460

Net income per ordinary share
Basic	$0.01	$0.001	$0.02	$0.01
Diluted	$0.01	$0.001	$0.02	$0.01

Net income per American Depository Share
Basic	$0.27	$0.03	$0.54	$0.25
Diluted	$0.26	$0.03	$0.53	$0.24

Ordinary shares
Weighted average	551,106	552,452	548,752	552,234
Diluted weighted average	559,845	564,580	559,172	565,076

American Depository Shares
Weighted average	22,044	22,098	21,950	22,089
Diluted weighted average	22,394	22,583	22,367	22,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2021	2020	2021
Net income	$5,933	$630	$11,807	$5,460
Other comprehensive income/(loss)
Foreign currency translation adjustments, net of tax	10,739	(3,544)	14,384	(5,125)
Total comprehensive income/(loss)	16,672	(2,914)	26,191	335
Less: Total comprehensive income attributable to non-controlling interest	—	—	—	—
Total comprehensive income/(loss) attributable to MiX Telematics Limited	$16,672	$(2,914)	$26,191	$335

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended December 31, 2020 and 2021
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of October 1, 2020	604,880	$67,347	$(17,315)	$(7,425)	$(6,005)	$70,846	$107,448	$5	$107,453
Net income	—	—	—	—	—	5,933	5,933	—	5,933
Other comprehensive income	—	—	—	10,739	—	—	10,739	—	10,739
Issuance of common stock in relation to stock options and SARs exercised	256	29	—	—	—	—	29	—	29
Stock-based compensation	—	—	—	—	366	—	366	—	366
Dividends of 4 South African cents (0.3 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,398)	(1,398)	—	(1,398)
Balance as of December 31, 2020	605,136	$67,376	$(17,315)	$3,314	$(5,639)	$75,381	$123,117	$5	$123,122

Balance as of October 1, 2021	606,435	$67,401	$(17,315)	$343	$(4,632)	$78,468	$124,265	$5	$124,270
Net income	—	—	—	—	—	630	630	—	630
Other comprehensive income	—	—	—	(3,544)	—	—	(3,544)	—	(3,544)
Issuance of common stock in relation to SARs exercised	1,677	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	310	—	310	—	310
Dividends of 4 South African cents (0.3 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,429)	(1,429)	—	(1,429)
Purchase of treasury stock	—	—	(801)	—	—	—	(801)	—	(801)
Balance as of December 31, 2021	608,112	$67,401	$(18,116)	$(3,201)	$(4,322)	$77,669	$119,431	$5	$119,436

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended December 31, 2020 and 2021
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of April 1, 2020	600,934	$66,522	$(17,315)	$(11,070)	$(6,599)	$67,482	$99,020	$5	$99,025
Net income	—	—	—	—	—	11,807	11,807	—	11,807
Other comprehensive income	—	—	—	14,384	—	—	14,384	—	14,384
Issuance of common stock in relation to stock options and SARs exercised	4,202	854	—	—	—	—	854	—	854
Stock-based compensation	—	—	—	—	960	—	960	—	960
Dividends declared	—	—	—	—	—	(3,908)	(3,908)	—	(3,908)
Balance as of December 31, 2020	605,136	$67,376	$(17,315)	$3,314	$(5,639)	$75,381	$123,117	$5	$123,122

Balance as of April 1, 2021	605,579	$67,401	$(17,315)	$1,924	$(5,326)	$76,710	$123,394	$5	$123,399
Net income	—	—	—	—	—	5,460	5,460	—	5,460
Other comprehensive income	—	—	—	(5,125)	—	—	(5,125)	—	(5,125)
Issuance of common stock in relation to SARs exercised	2,533	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,004	—	1,004	—	1,004
Dividends declared	—	—	—	—	—	(4,501)	(4,501)	—	(4,501)
Purchase of treasury stock	—	—	(801)	—	—	—	(801)	—	(801)
Balance as of December 31, 2021	608,112	$67,401	$(18,116)	$(3,201)	$(4,322)	$77,669	$119,431	$5	$119,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2020	2021
Cash flows from operating activities
Cash generated from operations	$33,156	$18,621
Interest received	496	300
Interest paid	(281)	(262)
Income tax paid	(2,437)	(3,999)
Net cash provided by operating activities	30,934	14,660

Cash flows from investing activities
Acquisition of property and equipment – in-vehicle devices	(2,957)	(13,413)
Acquisition of property and equipment – other	(264)	(1,462)
Proceeds from the sale of property and equipment	—	54
Acquisition of intangible assets	(2,968)	(4,083)
Net cash used in investing activities	(6,189)	(18,904)

Cash flows from financing activities
Proceeds from issuance of ordinary shares in relation to stock options exercised	854	—
Cash paid for ordinary shares repurchased	—	(801)
Cash paid on dividends to MiX Telematics Limited stockholders	(3,901)	(4,484)
Movement in short-term debt	428	666
Net cash used in financing activities	(2,619)	(4,619)

Net increase/(decrease) in cash and cash equivalents, and restricted cash	22,126	(8,863)
Cash and cash equivalents, and restricted cash at beginning of the period	18,652	46,343
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	4,001	(782)
Cash and cash equivalents, and restricted cash at end of the period	$44,779	$36,698

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

As of December 31, 2021, the global outbreak of COVID-19 has had and, we believe, will continue to have an adverse impact on global economies and financial markets. We have taken into account the impact of COVID-19 on expected credit losses to the extent possible. Our expected credit losses have increased as a result. However, future changes in economic conditions related to COVID-19 could have an impact on future estimates and judgements used, particularly those relating to goodwill sensitivities and impairment assessments.

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

Contract liabilities
When customers are invoiced in advance for subscription services that will be provided over periods of more than one month, or pay in advance of service periods of more than one month, deferred revenue liabilities are recorded. Deferred revenue as of March 31, 2021 and December 31, 2021 was $5.8 million and $7.7 million, respectively. During the quarter ended December 31, 2020 and December 31, 2021, revenue of $0.7 million was recognized which was included in the deferred revenue balances at the beginning of each such quarter. During the nine months ended December 31, 2020 and December 31, 2021, revenue of $2.4 million and $3.1 million, respectively, was recognized which was included in the deferred revenue balances at the beginning of each such financial year.

Contract acquisition costs
Commissions payable to sales employees and external third parties which are incurred to acquire contracts are capitalized and amortized, unless the amortization period is 12 months or less, in which instance they are expensed immediately. Deferred commissions were $3.7 million and $3.5 million as of March 31, 2021 and December 31, 2021, respectively, and are included in Other assets on the Condensed Consolidated Balance Sheets.

The following is a summary of the amortization expense recognized (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2021	2020	2021
Amortization recognized during the period:	$(877)	$(878)	$(2,352)	$(2,645)
–Cost of revenue (external commissions)	(636)	(628)	(1,684)	(1,919)
–Sales and marketing (internal commissions)	(241)	(250)	(668)	(726)

3. Credit risk related to accounts receivable

The movements in the allowance for doubtful accounts are as follows (in thousands):

	Nine Months Ended December 31,
	2020	2021
Balance at April 1	$3,602	$5,575
Bad debt provision	3,085	2,516
Write-offs, net of recoveries	(1,543)	(857)
Foreign currency translation differences	746	(377)
Balance at December 31	$5,890	$6,857

Overview of the Company’s exposure to credit risk from customers

The maximum exposure to credit risk at the reporting date is the carrying value of each receivable and loan to external parties, net of impairment losses where relevant. As of March 31, 2021 and December 31, 2021, the Company had no significant concentration of credit risk, due to its spread of customers across various operations and geographical locations.

The Company does not hold any collateral as security.

Net accounts receivable as of March 31, 2021 and December 31, 2021 of $2.3 million and $4.5 million, respectively, are pledged as security for the Company’s overdraft facilities.

4. Property and equipment

Property and equipment comprises owned and right of use assets. The Company leases many assets including property, vehicles, machinery and IT equipment.

The cost and accumulated depreciation of owned equipment are as follows (in thousands):

	March 31, 2021	December 31, 2021
Owned equipment
Equipment, vehicles and other	$6,877	$7,737
In-vehicle devices	53,448	60,218
Less: accumulated depreciation and impairments	(42,955)	(44,608)
Owned equipment, net	$17,370	$23,347

Total depreciation expense related to owned equipment during the three months ended December 31, 2020 and 2021 was $3.1     million and $2.7 million, respectively. Depreciation expense related to owned equipment during the nine months ended December 31, 2020 and 2021 was $8.9 million and $8.0 million, respectively. Depreciation expense related to in-vehicle devices is included in subscription cost of revenue.

The cost and accumulated depreciation of right-of-use property and equipment are as follows (in thousands):

	March 31, 2021	December 31, 2021
Right-of-use assets
Property	$8,348	$7,765
Equipment, vehicles and other	226	211
Less: accumulated depreciation	(2,481)	(2,571)
Right of use property and equipment, net	$6,093	$5,405

5. Intangible assets

Intangible assets comprise the following (in thousands):

		As of March 31, 2021			As of December 31, 2021
	Useful life (in years)	Gross Carrying amount	Accumulated amortization	Net	Gross Carrying amount	Accumulated amortization	Net
Patents and trademarks	3 - 20	$115	$(82)	$33	$148	$(122)	$26
Customer relationships	2 - 15	2,687	(2,271)	416	2,698	(2,434)	264
Internal-use software, technology and other	1 - 18	35,618	(17,764)	17,854	37,334	(19,368)	17,966
Total		$38,420	$(20,117)	$18,303	$40,180	$(21,924)	$18,256

For each of the three months ended December 31, 2020 and 2021, amortization expense of $1.0 million has been recognized. For the nine months ended December 31 2020 and 2021, amortization expense of $2.6 million, and $3.0 million, respectively, has been recognized.

6. Accrued expenses and other liabilities

Accrued expenses and other liabilities comprise the following (in thousands):

	March 31, 2021	December 31, 2021
Current:
Product warranties	$605	$606
Maintenance	609	478
Employee-related accruals	6,166	5,728
Lease liabilities	1,395	1,015
Accrued commissions	2,199	2,778
Other accruals	6,356	8,157
Total current	$17,330	$18,762

Non-current:
Lease liabilities	$4,895	$4,620
Other liabilities	968	893
Total non-current	$5,863	$5,513

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

	As of December 31, 2021
	2020	2021
Product warranties
Opening balance	$616	$612
Warranty expense	80	256
Utilized	(155)	(172)
Foreign currency translation difference	113	(38)
Balance as of December 31	$654	$658
Non-current portion (included in other liabilities)	$16	$52
Current portion	$638	$606

7. Development expenditure

Development expenditure incurred comprises the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2021	2020	2021
Costs capitalized (1)	$742	$772	$2,125	$2,728
Costs expensed (2)	1,014	1,632	3,054	4,383
Total costs incurred	$1,756	$2,404	$5,179	$7,111
Percentage capitalized	42.3%	32.1%	41.0%	38.4%

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

Our effective tax rate was 1.1% for the nine months ended December 31, 2020 compared to 48.2% for the nine months ended December 31, 2021. Our effective tax rate was negative 18.7% for the three months ended December 31, 2020 compared to 76.0% for the three months ended December 31, 2021. Ignoring the impact of foreign exchange gains and losses net of tax, the effective tax rate for the nine months ended December 31, 2020 and 2021, was 31.3% and 35.1%, respectively, and for the three months ended December 31, 2020 and 2021, was 34.3% and 35.5%, respectively.

9. Earnings per share

Basic
Basic earnings per share is calculated by dividing the income attributable to ordinary shareholders of the parent by the weighted average number of ordinary shares in issue during the period.

The net income and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2021	2020	2021
Numerator (basic)
Net income attributable to ordinary shareholders	$5,933	$630	$11,807	$5,460
Denominator (basic)
Weighted-average number of ordinary shares in issue	551,106	552,452	548,752	552,234
Basic earnings per share	$0.01	$0.001	$0.02	$0.01

American Depository Shares*:
Net income attributable to ordinary shareholders	$5,933	$630	$11,807	$5,460
Weighted-average number of American Depository Shares in issue	22,044	22,098	21,950	22,089
Basic earnings per American Depository share	$0.27	$0.03	$0.54	$0.25
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2021	2020	2021
Numerator (diluted)
Diluted net income attributable to ordinary shareholders	$5,933	$630	$11,807	$5,460
Denominator (diluted)
Weighted-average number of ordinary shares in issue	551,106	552,452	548,752	552,234
Adjusted for:
– potentially dilutive effect of stock appreciation rights	8,080	10,571	9,038	11,397
– potentially dilutive effect of restricted share units	659	1,557	632	1,445
– potentially dilutive effect of stock options	—	—	750	—
Diluted-weighted average number of ordinary shares in issue	559,845	564,580	559,172	565,076
Diluted earnings per share	$0.01	$0.001	$0.02	$0.01

American Depository Shares*:
Diluted net income attributable to ordinary shareholders	$5,933	$630	$11,807	$5,460
Diluted weighted-average number of American Depository Shares in issue	22,394	22,583	22,367	22,603
Diluted earnings per American Depository share	$0.26	$0.03	$0.53	$0.24
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

The CODM has been identified as the Chief Executive Officer who makes strategic decisions for the Company. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses income before income tax expense excluding net interest income/(expense), foreign exchange gains or losses, depreciation, amortization, operating lease expenses, stock-based compensation costs, restructuring costs, non-recurring legal costs, gains or losses on the disposal or impairments of long-lived assets and subsidiaries and corporate and consolidation entries. Product development costs are capitalized and amortized and this amortization is excluded from Segment Adjusted EBITDA.

Segment assets are not disclosed because such information is not reviewed by the CODM.

The following tables provide revenue and Segment Adjusted EBITDA (in thousands):

	Three Months Ended December 31, 2020
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$16,205	$1,858	$18,063	$8,407
Europe	3,116	1,305	4,421	1,718
Americas	4,582	236	4,818	1,332
Middle East and Australasia	4,174	1,596	5,770	2,516
Brazil	978	27	1,005	347
Total Regional Sales Offices	29,055	5,022	34,077	14,320
Central Services Organization	17	10	27	(1,836)
Total Segment Results	$29,072	$5,032	$34,104	$12,484

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Three Months Ended December 31, 2021
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$18,242	$3,196	$21,438	$9,047
Europe	3,421	687	4,108	1,452
Americas	3,481	560	4,041	(88)
Middle East and Australasia	4,176	1,325	5,501	2,327
Brazil	993	108	1,101	230
Total Regional Sales Offices	30,313	5,876	36,189	12,968
Central Services Organization	11	13	24	(2,786)
Total Segment Results	$30,324	$5,889	$36,213	$10,182

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Nine Months Ended December 31, 2020
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$44,983	$4,094	$49,077	$22,901
Europe	8,885	1,913	10,798	4,556
Americas	13,543	631	14,174	4,910
Middle East and Australasia	12,173	3,253	15,426	6,839
Brazil	2,937	78	3,015	1,120
Total Regional Sales Offices	82,521	9,969	92,490	40,326
Central Services Organization	49	10	59	(5,373)
Total Segment Results	$82,570	$9,979	$92,549	$34,953

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Nine Months Ended December 31, 2021
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$55,639	$6,007	$61,646	$26,825
Europe	10,207	3,285	13,492	4,885
Americas	10,548	1,223	11,771	484
Middle East and Australasia	12,732	4,180	16,912	7,535
Brazil	3,134	156	3,290	835
Total Regional Sales Offices	92,260	14,851	107,111	40,564
Central Services Organization	39	35	74	(7,830)
Total Segment Results	$92,299	$14,886	$107,185	$32,734

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

A reconciliation of the segment results to income before income tax expense is disclosed below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2021	2020	2021
Segment Adjusted EBITDA	$12,484	$10,182	$34,953	$32,734
Corporate and consolidation entries	(2,253)	(2,358)	(7,090)	(7,208)
Operating lease costs (1)	(423)	(383)	(1,214)	(1,163)
Product development costs (2)	(262)	(328)	(776)	(1,026)
Depreciation and amortization	(4,099)	(3,584)	(11,563)	(10,931)
Impairment of long-lived assets	(6)	—	(7)	(28)
Stock-based compensation costs	(366)	(310)	(960)	(1,004)
Restructuring costs (3)	(31)	(117)	(1,028)	(169)
Net (loss)/profit on sale of property and equipment	—	(1)	(8)	42
Net foreign exchange (losses)/gains	(105)	126	(288)	110
Net interest income/(expense)	58	(75)	(82)	(294)
Non-recurring legal costs (4)	—	(530)	—	(530)
Income before income tax expense for the period	$4,997	$2,622	$11,937	$10,533

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

3.For the nine months ended December 31, 2020, $0.6 million, $0.2 million, $0.1 million and $0.1 million of the restructuring costs related to CSO, Africa, North America and Middle East and Australasia reporting segments, respectively.

4.Includes legal related costs for a non-recurring patent infringement matter for the three months ended December 31, 2021.

No single customer accounted for 10% or more of the Company’s total revenue for the three or nine months ended December 31, 2020 and 2021. No single customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2021 or December 31, 2021.

11. Stock-based compensation plan

The Company has issued equity-classified share incentives under the MiX Telematics Long-Term Incentive Plan (“LTIP”) to directors and certain key employees within the Company.

The LTIP provides for three types of grants to be issued, namely performance shares, restricted share units (“RSUs”) and stock appreciation rights (“SARs”).

As of December 31, 2021, there were 35,465,000 shares reserved for future issuance under the LTIP.

The total stock-based compensation expense recognized during the three months ended December, 2020 and 2021 was $0.4 million and $0.3 million, respectively. The total stock-based compensation expense recognized during the nine months ended December 31, 2021 was $1.0 million, which was consistent with the nine months ended December 31, 2020.

Stock appreciation rights granted under the LTIP

The following table summarizes the activities for the outstanding SARs:

	Number of SARs	Weighted- Average Exercise Price in U.S. Cents*	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2021	40,567,917	34
Granted	11,625,000	46
Exercised	(4,092,917)	20
Forfeited	(950,000)	43
Outstanding as of December 31, 2021	47,150,000	38	3.58

Vested and expected to vest as of December 31, 2021	45,544,688	36	3.54	6,272
Vested as of December 31, 2021	15,043,750	27	1.49	3,654

As of December 31, 2021, there was $2.9 million of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 4.27 years.

*U.S. currency amounts are based on a ZAR:USD exchange rate of R15.945 as of December 31, 2021.

Restricted share units granted under the LTIP

2 million RSUs were outstanding and unvested as of April 1, 2021, and remain as such as of December 31, 2021. Management estimates forfeiture to be approximately 5%. The unrecognized compensation cost related to unvested RSUs as of December 31, 2021 was $0.2 million, which will be recognized over a weighted average period of 1.25 years, which is the same period as the weighted average remaining contractual term.

12. Debt

As of March 31, 2021 and December 31, 2021, debt comprised bank overdrafts of $1.7 million and $2.3 million, respectively. Net accounts receivable as of March 31, 2021 and December 31, 2021 of $2.3 million and $4.5 million, respectively, were pledged as security for the Company’s overdraft facilities.

Details of undrawn facilities are shown below:

	Interest rate	March 31, 2021	December 31, 2021
Undrawn borrowing facilities at floating rates include:
– Standard Bank Limited:
Overdraft	SA Prime* less 1.2%	$2,616	$1,716
Vehicle and asset finance	SA Prime* less 1.2%	570	533
Working capital facility	SA Prime* less 0.25%	1,676	1,568
– Nedbank Limited overdraft	SA Prime* less 2%	670	627
		$5,532	$4,444
*South African prime interest rate

As of March 31, 2021 and December 31, 2021, the South African prime interest rate was 7.0% and 7.25% respectively. The Standard Bank Limited and Nedbank Limited facilities have no fixed renewal date and are repayable on demand. The facility from Nedbank Limited is unsecured.

13. Contingencies

Service agreement

In terms of an amended network services agreement with Mobile Telephone Networks Proprietary Limited (“MTN”), MTN is entitled to claw back payments from MiX Telematics Africa Proprietary Limited, a subsidiary of the Company, in the event of early cancellation of the agreement or certain base connections not being maintained over the term of the agreement. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2021 and December 31, 2021 was $2.0 million and $1.7 million, respectively. No loss is considered probable under this arrangement.

Competition Commission of South Africa matter

On April 15, 2019 the Competition Commission of South Africa (“Commission”) referred a matter to the Competition Tribunal of South Africa (“Tribunal”). The Commission contends that the Company and a number of its channel partners have engaged in market division. Should the Tribunal rule against MiX Telematics, the Company may be liable for an administrative penalty in terms of the Competition Act, No. 89 of 1998. The Company cooperated fully with the Commission during its preliminary investigation. We cannot predict the timing of a resolution or the ultimate outcome of the matter; however, the Company and its external legal advisers continue to believe that we have consistently adhered to all applicable laws and regulations and that the referral from the Commission is without merit. As of December 31, 2021, we have not made any provisions for this matter as we do not believe that an outflow of economic resources is probable.

14. Subsequent events

Other than the item below, the directors are not aware of any matter material or otherwise arising since December 31, 2021 and up to the date of this report, not otherwise dealt with herein.

Dividend declared
The Board of Directors declared, in respect of the three months ended December 31, 2021, a dividend of 4 South African cents per ordinary share and 1 South African Rand per ADS, which will be paid on March 10, 2022 to shareholders on record as of the close of business on February 25, 2022.

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
Subscription revenue has decreased as a percentage of total revenue due to an increase in hardware and other revenue. In the three months ended December 31, 2020 and 2021, subscription revenue represented 85.2% and 83.7%, respectively, of our total revenue. In the nine months ended December 31, 2020 and 2021, subscription revenue represented 89.2% and 86.1%, respectively, of our total revenue.

Subscribers
Subscribers represent the total number of discrete services we provide to customers at the end of the period.

	As of December 31,
	2020	2021
Subscribers	749,493	790,483

Basis of Presentation and Key Components of Our Results of Operations
In the third quarter of fiscal year 2022, we managed our business in six segments which include Africa, Americas, Brazil, Europe and the Middle East and Australasia (our regional sales offices (“RSOs”)), and our central services organization (“CSO”). CSO is the central services organization that wholesales products and services to RSOs which, in turn, interface with our end-customers, distributors and dealers. CSO is also responsible for the development of hardware and software platforms and provides common marketing, product management, technical and distribution support to each of the other reportable segments. CSO is a reportable segment because it produces discrete financial information which is reviewed by the chief operating decision maker (“CODM”) and has the ability to generate external revenues.
The CODM has been identified as the Chief Executive Officer who makes strategic decisions. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses income before income tax expense excluding net interest income/(expense), foreign exchange gains or losses, depreciation, amortization, operating lease expenses, stock-based compensation costs, restructuring costs, non-

recurring legal costs, gains or losses on the disposal or impairments of long-lived assets and subsidiaries and corporate and consolidation entries. Product development costs are capitalized and amortized and this amortization is excluded from Segment Adjusted EBITDA.
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

Taxes
During the three months ended December 31, 2020 and 2021 our effective tax rates were negative 18.7% and 76.0%, respectively, and during the nine months ended December 31, 2020 and 2021 our effective tax rates were 1.1% and 48.2%, respectively, compared to a South African statutory rate of 28%. Taxation mainly consists of normal statutory income tax paid or payable and deferred tax on any temporary differences.
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

Results of Operations
The following table sets forth certain consolidated statement of income data:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2021	2020	2021
	(In thousands)
Total revenue	$34,104	$36,213	$92,549	$107,185
Total cost of revenue	12,804	13,762	31,679	38,911
Gross profit	21,300	22,451	60,870	68,274
Sales and marketing	2,882	4,027	8,075	11,411
Administration and other	13,384	15,841	40,506	46,214
Income from operations	5,034	2,583	12,289	10,649
Other (expense)/income	(95)	114	(270)	178
Net interest income/(expense)	58	(75)	(82)	(294)
Income tax benefit/(expense)	936	(1,992)	(130)	(5,073)
Net income for the period	5,933	630	11,807	5,460
Net income attributable to MiX Telematics Limited stockholders	5,933	630	11,807	5,460
Net income attributable to non-controlling interest	—	—	—	—
Net income for the period	$5,933	$630	$11,807	$5,460

The following table sets forth, as a percentage of revenue, consolidated statement of income data:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2021	2020	2021
	(Percentage)
Total revenue	100.0%	100.0%	100.0%	100.0%
Total cost of revenue	37.5	38.0	34.2	36.3
Gross profit	62.5	62.0	65.8	63.7
Sales and marketing	8.5	11.1	8.7	10.6
Administration and other	39.2	43.7	43.8	43.1
Income from operations	14.8	7.1	13.3	9.9
Other (expense)/income	(0.3)	0.3	(0.3)	0.2
Net interest income/(expense)	0.2	(0.2)	(0.1)	(0.3)
Income tax benefit/(expense)	2.7	(5.5)	(0.1)	(4.7)
Net income for the period	17.4	1.7	12.8	5.1
Net income attributable to MiX Telematics Limited stockholders	17.4	1.7	12.8	5.1
Net income attributable to non-controlling interest	—	—	—	—
Net income for the period	17.4	1.7	12.8	5.1

Results of Operations for the Three Months Ended December 31, 2020 and 2021

Revenue

	Three Months Ended December 31,
	2020	2021	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$29,072	$30,324	4.3%	3.5%
Hardware and other revenue	5,032	5,889	17.0%	13.7%
	$34,104	$36,213	6.2%	5.0%

Our total revenue increased by $2.1 million, or 6.2%, from the third quarter of fiscal year 2021. The principal factors affecting our revenue growth included:
•Subscription revenues increased by 4.3% to $30.3 million, compared to $29.1 million for the third quarter of fiscal year 2021. Subscription revenues represented 83.7% of total revenues during the third quarter of fiscal year 2022. Subscription revenues increased by 3.5% on a constant currency basis, year over year. From September 30, 2021 to December 31, 2021, our subscriber base grew by a net 20,300 subscribers to 790,500 subscribers at December 31, 2021.

The majority of our revenues and subscription revenues are derived from currencies other than the U.S. Dollar. Accordingly, the weakening of the U.S. Dollar against these currencies (in particular against the South African Rand) following currency volatility arising from the economic disruption caused by COVID-19, has positively impacted our revenue and subscription revenues reported in U.S. Dollars. Compared to the third quarter of fiscal year 2021, the South African Rand strengthened by 1% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R15.42 in the current quarter compared to an average of R15.65 during the third quarter of fiscal year 2021. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the third quarter of fiscal year 2022 led to a 0.8% increase in reported U.S. Dollar subscription revenues.

•Hardware and other revenue increased by $0.9 million, or 17.0%, from the third quarter of fiscal year 2021, mainly due to sales in the Africa segment. A key driver of our recent hardware revenue strength has been the new MiX Vision AI solution, which is seeing strong adoption.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the third quarter of fiscal year 2022 led to a 1.2% increase in reported U.S. Dollar revenues.

A breakdown of third-party revenue by segment is shown in the table below:

	Three Months Ended December 31,
	2020	2021	2020	2021	2020	2021
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$18,063	$21,438	$16,205	$18,242	$1,858	$3,196
Americas	4,818	4,041	4,582	3,481	236	560
Europe	4,421	4,108	3,116	3,421	1,305	687
Middle East and Australasia	5,770	5,501	4,174	4,176	1,596	1,325
Brazil	1,005	1,101	978	993	27	108
CSO	27	24	17	11	10	13
Total	$34,104	$36,213	$29,072	$30,324	$5,032	$5,889

In the Africa segment, subscription revenue increased by $2.0 million, or 12.6%. On a constant currency basis, the increase in subscription revenue was 10.8%, as a result of a 6.4% increase in subscribers since January 1, 2021. Hardware and other revenue increased by 72.0%, mainly due to sales of the MiX Vision AI solution. Total revenue increased by $3.4 million, or 18.7%. Total revenue increased by 16.3% on a constant currency basis.
In the Americas segment, subscription revenue declined by $1.1 million, or 24.0% as a result of a 12.9% decrease in subscribers since January 1, 2021. Energy customer fleet sizes contracted during the second half of fiscal 2021 and the first quarter of fiscal year 2022 as a result of the economic conditions in the oil and gas vertical following the COVID-19 pandemic. Hardware and other revenue increased by $0.3 million, or 137.3%. Total revenue declined by $0.8 million, or 16.1%.

In the Europe segment, subscription revenue increased by $0.3 million, or 9.8%. On a constant currency basis, subscription revenue increased by 10.6%. Subscribers increased by 11.6% since January 1, 2021. Total revenue decreased by $0.3 million, or 7.1%, due to a decrease in hardware and other revenues of $0.6 million compared to the third quarter of fiscal year 2021. Total revenue decreased by 6.5% on a constant currency basis.
Subscription revenue in the Middle East and Australasia segment was consistent with the third quarter of fiscal year 2021, on both a reported and constant currency basis. Subscribers increased by 4.1% since January 1, 2021. Hardware and other revenue decreased by $0.3 million, or 17.0%. Total revenue decreased by $0.3 million, or 4.7%. Total revenue in constant currency decreased by 5.1%.
In the Brazil segment, subscription revenue increased by 1.5% from the third quarter of fiscal year 2021. On a constant currency basis, subscription revenue increased by 5.2%. Subscribers increased by 5.0% since January 1, 2021. Hardware and other revenue increased by $0.1 million or 300%. Total revenue increased by $0.1 million, or 9.6%. On a constant currency basis, total revenue increased by 13.2%.

Cost of Revenue

	Three Months Ended December 31,
	2020	2021
	(In thousands, except for percentages)
Cost of revenue - subscription	$8,889	$8,869
Cost of revenue - hardware and other	3,915	4,893

Gross profit	$21,300	$22,451
Gross profit margin	62.5%	62.0%
Gross profit margin - subscription	69.4%	70.8%
Gross profit margin - hardware and other	22.2%	16.9%
Compared to an increase in total revenue of $2.1 million, or 6.2%, cost of revenues increased by $1.0 million, or 7.5%, from the third quarter of fiscal year 2021. This together with the higher levels of hardware and other revenue resulted in a lower gross profit margin of 62.0% in the third quarter of fiscal year 2022 compared to 62.5% in the third quarter of fiscal year 2021.
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 83.7% of total revenue in the third quarter of fiscal year 2022 compared to 85.2% in the third quarter of fiscal year 2021.
During the third quarter of fiscal year 2022, hardware and other margins were lower than in the third quarter of fiscal year 2021, mainly due to product mix and somewhat due to increased supply chain costs.

Sales and Marketing

	Three Months Ended December 31,
	2020	2021
	(In thousands, except for percentages)
Sales and marketing	$2,882	$4,027
As a percentage of revenue	8.5%	11.1%
Sales and marketing costs increased by $1.1 million, or 39.7%, from the third quarter of fiscal year 2021 to the third quarter of fiscal year 2022 against a 6.2% increase in total revenue. The increase in the third quarter of fiscal year 2022 was primarily as a result of increases of $0.6 million in advertising costs, $0.3 million in employee costs and $0.1 million in fuel and travel costs. In the third quarter of fiscal year 2022, sales and marketing costs represented 11.1% of revenue compared to 8.5% of revenue in the third quarter of fiscal year 2021.
Administration and Other Expenses

	Three Months Ended December 31,
	2020	2021
	(In thousands, except for percentages)
Administration and other	$13,384	$15,841
As a percentage of revenue	39.2%	43.7%

Administration and other expenses increased by $2.5 million, or 18.4%, from the third quarter of fiscal year 2021 to the third quarter of fiscal year 2022.
The increase mainly relates to increases of $0.5 million in salaries and wages, $0.5 million in bonuses, $0.6 million in in professional fees, mainly related to non-recurring legal costs, $0.3 million in training and recruitment costs, $0.1 million in restructuring costs, $0.1 million in insurance costs, $0.1 million in information & technology costs and other increases of $0.3 million, none of which were individually significant.

Taxation

	Three Months Ended December 31,
	2020	2021
	(In thousands, except for percentages)
Income tax benefit/(expense)	$936	$(1,992)
Effective tax rate	18.7%	(76.0)%
Taxation expense increased by $2.9 million. In the third quarter of fiscal year 2022, the income tax expense included a $1.1 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Telematics Investments Proprietary Limited (“MiX Investments”), a wholly-owned subsidiary. During the third quarter of fiscal year 2021, the income tax expense included a $2.7 million deferred tax credit on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Investments. Ignoring the impact of net foreign exchange gains/losses net of tax, the tax rate which was used in determining non-GAAP net income, was 35.5% in the third quarter of fiscal year 2022 compared to 34.3% in the third quarter of fiscal year 2021.

Results of Operations for the Nine Months Ended December 31, 2020 and 2021

Revenue

	Nine Months Ended December 31,
	2020	2021	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$82,570	$92,299	11.8%	3.1%
Hardware and other revenue	9,979	14,886	49.2%	41.1%
	$92,549	$107,185	15.8%	7.2%

Our total revenue increased by $14.6 million, or 15.8%, from the first nine months of fiscal year 2021. The principal factors affecting our revenue growth included:
•Subscription revenues increased by 11.8% to $92.3 million, compared to $82.6 million for the first nine months of fiscal year 2021. Subscription revenues represented 86.1% of total revenues during the first nine months of fiscal year 2022. Subscription revenues increased by 3.1% on a constant currency basis, year over year. From March 31, 2021 to December 31, 2021, our subscriber base grew by a net 45,800 subscribers to 790,500 subscribers at December 31, 2021.

The majority of our revenues and subscription revenues are derived from currencies other than the U.S. Dollar. Accordingly, the weakening of the U.S. Dollar against these currencies (in particular against the South African Rand) following currency volatility arising from the economic disruption caused by COVID-19, has positively impacted our revenue and subscription revenues reported in U.S. Dollars. Compared to the first nine months of fiscal year 2021, the South African Rand strengthened by 12.5% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R14.73 in the current nine month period compared to an average of R16.84 during the first nine months of fiscal year 2021. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first nine months of fiscal year 2022 led to a 8.7% increase in reported U.S. Dollar subscription revenues.

•Hardware and other revenue increased by $4.9 million, or 49.2%, from the first nine months of fiscal year 2021. Our recent hardware revenue strength has been due to the new MiX Vision AI solution, which is seeing strong adoption, as well as the improvement in trading conditions in line with economic recovery from the the pandemic.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first nine months of fiscal year 2021 led to a 8.6% increase in reported U.S. Dollar revenues.

A breakdown of third-party revenue by segment is shown in the table below:

	Nine Months Ended December 31,
	2020	2021	2020	2021	2020	2021
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$49,077	$61,646	$44,983	$55,639	$4,094	$6,007
Americas	14,174	11,771	13,543	10,548	631	1,223
Europe	10,798	13,492	8,885	10,207	1,913	3,285
Middle East and Australasia	15,426	16,912	12,173	12,732	3,253	4,180
Brazil	3,015	3,290	2,937	3,134	78	156
CSO	59	74	49	39	10	35
Total	$92,549	$107,185	$82,570	$92,299	$9,979	$14,886

In the Africa segment, subscription revenue increased by $10.7 million, or 23.7%. On a constant currency basis, the increase in subscription revenue was 9.6%, as a result of a 6.4% increase in subscribers since January 1, 2021. The subscription revenue increase is attributable to growth in the higher ARPU premium subscribers which offset the contraction in the lower ARPU asset tracking subscribers. Hardware and other revenue increased by $1.9 million, or 46.7%, mainly due to sales of the MiX Vision AI solution. Total revenue increased by $12.6 million, or 25.6%. On a constant currency basis, the total revenue increase was 11.7%.
In the Americas segment, subscription revenue declined by $3.0 million, or 22.1%, as a result of a 12.9% decrease in subscribers since January 1, 2021. Energy customer fleet sizes contracted during the second half of fiscal 2021 and the first quarter of fiscal year 2022 as a result of the economic conditions in the oil and gas vertical following the COVID-19 pandemic. Hardware and other revenue increased by $0.6 million, or 93.8%. Total revenue declined by $2.4 million, or 17.0%.
In the Europe segment, subscription revenue growth was $1.3 million, or 14.9%. On a constant currency basis, the growth in subscription revenue was 11.6% as a result of a 11.6% increase in subscribers since January 1, 2021. Total revenue increased by $2.7 million, or 24.9%, following an increase in hardware and other revenues of $1.4 million compared to the nine months ended December 31, 2020. Total revenue increased by 21.4% on a constant currency basis.
Subscription revenue in the Middle East and Australasia segment increased by $0.6 million or 4.6%. On a constant currency basis, the increase in subscription revenue was 0.9%. Subscribers increased by 4.1% since January 1, 2021. Hardware and other revenue increased by $0.9 million, or 28.5%. Total revenue increased by $1.5 million, or 9.6%. Total revenue in constant currency increased by 5.3%.
In the Brazil segment, subscription revenue increased by $0.2 million, or 6.7%. On a constant currency basis, subscription revenue increased by 6.5%. The increase was mainly due to an increase in subscribers of 5.0% since January 1, 2021. Total revenue increased by $0.3 million, or 9.1%. On a constant currency basis, total revenue increased by 8.9%.
Cost of Revenue

	Nine Months Ended December 31,
	2020	2021
	(In thousands, except for percentages)
Cost of revenue - subscription	$23,914	$27,215
Cost of revenue - hardware and other	7,765	11,696

Gross profit	$60,870	$68,274
Gross profit margin	65.8%	63.7%
Gross profit margin - subscription	71.0%	70.5%
Gross profit margin - hardware and other	22.2%	21.4%

Compared to an increase in total revenue of $14.6 million, or 15.8%, cost of revenues increased by $7.2 million, or 22.8%, from the first nine months of fiscal year 2021. This, together with the higher levels of hardware and other revenue, resulted in a lower gross profit margin of 63.7% in the first nine months of fiscal year 2022 compared to 65.8% in the first nine months of fiscal year 2021.
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 86.1% of total revenue in the first nine months of fiscal year 2022 compared to 89.2% in the first nine months of fiscal year 2021.
During the first nine months of fiscal year 2022, hardware and other margins were lower than in the first nine months of fiscal 2021, mainly due to the product mix, geographical sales mix and the distribution channels. Hardware sales via our dealer channel generate lower gross margins.

Sales and Marketing

	Nine Months Ended December 31,
	2020	2021
	(In thousands, except for percentages)
Sales and marketing	$8,075	$11,411
As a percentage of revenue	8.7%	10.6%

Sales and marketing costs increased by $3.3 million, or 41.3%, from the first nine months of fiscal year 2021 to the first nine months of fiscal year 2022 against a $14.6 million, or 15.8%, increase in total revenue. The increase in the first nine months of fiscal year 2022 was primarily as a result of increases of $1.5 million in advertising costs, $1.2 million in employee costs, $0.2 million in bonuses and $0.2 million in fuel and travel costs. In the first nine months of fiscal year 2022, sales and marketing costs represented 10.6% of revenue compared to 8.7% of revenue in the first nine months of fiscal year 2021.
Administration and Other Expenses

	Nine Months Ended December 31,
	2020	2021
	(In thousands, except for percentages)
Administration and other	$40,506	$46,214
As a percentage of revenue	43.8%	43.1%

Administration and other expenses increased by $5.7 million, or 14.1%, from the first nine months of fiscal year 2021 to the first nine months of fiscal year 2022.
The increase mainly relates to increases of $2.6 million in salaries and wages, $0.7 million in bonuses, $0.7 million in information & technology costs, $1.5 million in professional fees (including $0.6 million in non-recurring legal costs), $0.6 million in training and recruitment costs, $0.3 million in insurance costs and other increases of $0.2 million, none of which were individually significant, offset by $0.9 million saving due to restructuring costs incurred during the first nine months of fiscal year 2021.

Taxation

	Nine Months Ended December 31,
	2020	2021
	(In thousands, except for percentages)
Income tax expense	$(130)	$(5,073)
Effective tax rate	(1.1)%	(48.2)%

Taxation expense increased by $4.9 million. In the first nine months of fiscal year 2022, the income tax expense included a $1.3 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Investments. During the first nine months of fiscal year 2021, the income tax expense included a $3.7 million deferred tax credit on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Investments. Ignoring the impact of net foreign exchange losses net of tax, the tax rate which was used in determining non-GAAP net income, was 35.1% in the first nine months of fiscal year 2022 as compared to 31.3% in the first nine months of fiscal year 2021.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are two of the profit measures reviewed by the CODM. We define Adjusted EBITDA as the income before income taxes, net interest income/(expense), net foreign exchange gains/(losses), depreciation of property and equipment including capitalized customer in-vehicle devices, amortization of intangible assets including capitalized internal-use software development costs and intangible assets identified as part of a business combination, stock-based compensation costs, restructuring costs, non-recurring legal costs and profits/(losses) on the disposal or impairments of assets or subsidiaries. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total revenue.
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

Reconciliation of Net Income to Adjusted EBITDA for the Period
	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2021	2020	2021
	(In thousands)
Net income	$5,933	$630	$11,807	$5,460
(Less)/plus: Income tax (benefit)/expense	(936)	1,992	130	5,073
(Less)/plus: Net interest (income)/expense	(58)	75	82	294
Plus/(less): Foreign exchange losses/(gains)	105	(126)	288	(110)
Plus: Depreciation (1)	3,132	2,621	8,914	7,965
Plus: Amortization (2)	967	963	2,649	2,966
Plus: Impairment of long-lived assets	6	—	7	28
Plus: Stock-based compensation costs	366	310	960	1,004
Plus/(less): Net loss/(profit) on sale of property and equipment	—	—	8	(43)
Plus: Restructuring costs	31	117	1,028	169
Plus: Non-recurring legal costs (3)	—	530	—	530
Adjusted EBITDA	$9,546	$7,112	$25,873	$23,336
Adjusted EBITDA margin	28.0%	19.6%	28.0%	21.8%
(1) Includes depreciation of owned equipment (including in-vehicle devices).
(2) Includes amortization of intangible assets (including intangible assets identified as part of a business combination).
(3) Includes legal related costs for a non-recurring patent infringement matter for the three months ended December 31, 2021.
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

Reconciliation of net income to non-GAAP net income
	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2021	2020	2021
	(In thousands)
Net income for the period	$5,933	$630	$11,807	$5,460
Net foreign exchange losses/(gains)	105	(126)	288	(110)
Income tax effect of net foreign exchange (losses)/gains	(2,688)	1,107	(3,691)	1,417
Non-GAAP net income	$3,350	$1,611	$8,404	$6,767

Weighted average number of ordinary shares in issue
Basic	551,106	552,452	548,752	552,234
Diluted	559,845	564,580	559,172	565,076

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
The following tables provide the constant currency reconciliation to the most directly comparable GAAP measure for the periods shown:
Subscription Revenue

	Three Months Ended December 31,			Nine Months Ended December 31,
	2020	2021	% Change	2020	2021	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$29,072	$30,324	4.3%	$82,570	$92,299	11.8%
Conversion impact of U.S. Dollar/other currencies	—	(234)	(0.8)%	—	(7,169)	(8.7)%
Subscription revenue on a constant currency basis	$29,072	$30,090	3.5%	$82,570	$85,130	3.1%

Hardware and Other Revenue

	Three Months Ended December 31,			Nine Months Ended December 31,
	2020	2021	% Change	2020	2021	% Change
	(In thousands, except for percentages)
Hardware and other revenue as reported	$5,032	$5,889	17.0%	$9,979	$14,886	49.2%
Conversion impact of U.S. Dollar/other currencies	—	(170)	(3.3)%	—	(803)	(8.1)%
Hardware and other revenue on a constant currency basis	$5,032	$5,719	13.7%	$9,979	$14,083	41.1%

Total Revenue

	Three Months Ended December 31,			Nine Months Ended December 31,
	2020	2021	% Change	2020	2021	% Change
	(In thousands, except for percentages)
Total revenue as reported	$34,104	$36,213	6.2%	$92,549	$107,185	15.8%
Conversion impact of U.S. Dollar/other currencies	—	(404)	(1.2)%	—	(7,972)	(8.6)%
Total revenue on a constant currency basis	$34,104	$35,809	5.0%	$92,549	$99,213	7.2%

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. Management believes that there have not been any significant changes in our critical accounting policies and estimates during the first nine months of fiscal year 2022 as compared to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2021, which we filed with the Securities and Exchange Commission on June 14, 2021.

Liquidity and Capital Resources
We believe that our cash and borrowings available under our credit facilities will be sufficient to meet our liquidity requirements for the foreseeable future. Liquidity risk is reduced as a result of stable income due to the recurring nature of our income, available cash resources, as well as unutilized facilities which are available.
The following tables provide a summary of our cash flows for each of the nine months ended December 31, 2020 and 2021:

	Nine Months Ended December 31,
	2020	2021
	(In thousands)
Net cash provided by operating activities	$30,934	$14,660
Net cash used in investing activities	(6,189)	(18,904)
Net cash used in financing activities	(2,619)	(4,619)
Net increase/(decrease) in cash and cash equivalents, and restricted cash	22,126	(8,863)
Cash and cash equivalents, and restricted cash at beginning of the period	18,652	46,343
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	4,001	(782)
Cash and cash equivalents, and restricted cash at the end of the period	$44,779	$36,698

We fund our operations, capital expenditure and acquisitions through cash generated from operating activities, cash on hand and our undrawn borrowing facilities.

It is currently our policy to pay regular dividends, and we consider such dividend payments on a quarter-by-quarter basis.
On May 23, 2017, our Board approved a share repurchase program of up to R270 million (the equivalent of $16.9 million as of December 31, 2021) under which we may repurchase our ordinary shares, including ADSs. On December 3, 2021, our Board approved an increase to the share repurchase programme under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the programme, the Company may repurchase additional shares with a cumulative value of R160 million (the equivalent of $10.0 million as of December 31, 2021).The total value of the whole share repurchase programme post the December 3, 2021 increase is R396.5 million (the equivalent of $24.9 million as of December 31, 2021).

We expect any repurchases under this share repurchase program to be funded out of existing cash resources. During the nine months ended December 31, 2021, there were additional share repurchases under our share repurchase program. Refer to “Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”, for information regarding our share repurchase program.

Operating Activities
Net cash provided by operating activities during the nine months ended December 31, 2020 consisted of our cash generated from operations of $33.2 million, net interest received of $0.2 million and taxes paid of $2.4 million.

Net cash provided by operating activities decreased from $30.9 million in the nine months ended December 31, 2020 to $14.7 million during the nine months ended December 31, 2021. This is primarily attributable to lower cash generated from operations of $14.5 million and increased taxation paid of $1.6 million. The lower cash generated from operations is primarily as a result of lower net income (after excluding non-cash charges of $3.6 million and a deterioration in working capital management of $10.9 million (specifically an increase in accounts receivables of $9.7 million, an increase in capitalized commissions of $0.7 million, an increase in inventories of $0.3 million, a decrease in accrued expenses of $1.7 million and an adverse change in foreign currency translation adjustments of $2.8 million, partially offset by an increase in accounts payables of $4.2 million and a decrease in prepaid expenses and other current assets of $0.1 million).

Net cash provided by operating activities during the nine months ended December 31, 2021 primarily consisted of our cash generated from operations of $18.6 million, net interest received of $0.04 million and taxes paid of $4.0 million.
Investing Activities
Net cash used in investing activities in the nine months ended December 31, 2020 was $6.2 million. Net cash used in investing activities during the nine months ended December 31, 2020 primarily consisted of capital expenditures of $6.2 million. Capital expenditures during the nine months ended December 31, 2020 included purchases of intangible assets of $3.0 million and cash paid to purchase property and equipment of $3.2 million, which included in-vehicle devices of $3.0 million.

Net cash used in investing activities in the nine months ended December 31, 2021 increased to $18.9 million from $6.2 million in the nine months ended December 31, 2020. Net cash used in investing activities during the nine months ended December 31, 2021 primarily consisted of capital expenditures of $19.0 million, offset by proceeds from the sale of property and equipment of $0.1 million. Capital expenditures during the nine months ended December 31, 2021 included purchases of intangible assets of $4.1 million and cash paid to purchase property and equipment of $14.9 million, which included in-vehicle devices of $13.4 million.
Financing Activities
In the nine months ended December 31, 2020, the cash used in financing activities of $2.6 million includes dividends paid of $3.9 million offset by proceeds of $0.9 million from the issue of ordinary shares in relation to the exercise of stock options and $0.4 million from facilities utilized.
In the nine months ended December 31, 2021, the cash used in financing activities of $4.6 million includes dividends paid of $4.5 million and ordinary shares repurchased of $0.8 million, offset by $0.7 million from facilities utilized.
Credit Facilities
As of December 31, 2021, our principal sources of liquidity were net cash balances of $33.6 million (consisting of cash and cash equivalents of $35.9 million less short-term debt (bank overdraft) of $2.3 million) and an unutilized borrowing capacity of $4.4 million available through our credit facilities. Our principal sources of credit are our facilities with Standard Bank Limited and Nedbank Limited.
We have an overdraft facility of R64.0 million (the equivalent of $4.0 million as of December 31, 2021), an unutilized working capital facility of R25.0 million (the equivalent of $1.6 million as of December 31, 2021) and an unutilized vehicle and asset finance facility of R8.5 million (the equivalent of $0.5 million as of December 31, 2021) with Standard Bank Limited that bear interest at South African Prime less 1.2% except for the working capital facility that bears interest at South African Prime less 0.25%.
As of December 31, 2021, $2.3 million was utilized under the overdraft facility. We use this facility as part of our foreign currency hedging strategy. We draw down on this facility in the applicable foreign currency in order to fix the exchange rate on the existing balance sheet foreign currency exposure that we anticipate settling in that foreign currency. Our obligations under the overdraft facility with Standard Bank Limited are guaranteed by MiX Telematics Limited and our wholly-owned subsidiaries, MiX Telematics Africa Proprietary Limited and MiX Telematics International Proprietary Limited, and secured by a pledge of accounts receivable by MiX Telematics Limited and MiX Telematics International Proprietary Limited.
We have a R25.0 million (the equivalent of $1.6 million as of December 31, 2021) working capital facility from Standard Bank Limited that bears interest at South African Prime less 0.25%. As of December 31, 2021, the facility was undrawn. We use this facility for working capital purposes in our Africa operations.
We have a R10.0 million (the equivalent of $0.6 million as of December 31, 2021) facility from Nedbank Limited that bears interest at South African Prime less 2%. As of December 31, 2021, the facility was undrawn. We use this facility for working capital purposes in our Africa operations.
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

Contractual and other obligations
As of December 31, 2021, there have been no material changes in contractual and other obligations as disclosed under the caption “Contractual and other obligations” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, we concluded that our disclosure controls and procedures were effective as of December 31, 2021.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
We implemented the new ERP system in our Middle East operations in September 2021 and plan to continue the roll out of the ERP system to our other operations according to a phased roll out plan. As part of the new ERP system, certain internal controls over financial reporting has been automated or modified and the source of information used to perform the control activities has changed to the new ERP system. While we believe the controls in the new ERP system will enhance the internal control environment, there are inherent risks associated to the implementation of a new ERP system. We will continue to evaluate the processes and controls related to the system transition and the assessment of design adequacy and operating effectiveness of internal controls over financial reporting throughout fiscal year 2022.
Other than the implementation of the ERP system in the Middle East, there were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a - 15(f) and 15d - 15(f) promulgated under the Exchange Act, during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Patent Infringement matter

PerDiemCo, LLC v. MiX Telematics Limited and MiX Telematics North America, Inc. (Case No. 2:21-cv-00190, United States District Court for the Eastern District of Texas): This patent infringement case was filed on May 29, 2021, in United States federal court in the Eastern District of Texas. In the complaint, PerDiemCo (the “Plaintiff”) alleges that MiX Telematics’ (the “Company”) “ELD and geo-fencing products and services” including “MiX On-Board Computers (e.g. 3000 or 4000 Series products),” MiX Rovi II, MiX Fleet Manager, and MiX Telematics’ related Software as a Service infringe united States Patents numbers 10,382,966; 10,021,198; 9,871,874; 9,680,941; 10,277,689, 10,602,364; 10,397,789; 10,819,809 & 10,171,950.

On February 7, 2022 the Company and Plaintiff entered into a settlement and license agreement under which the Plaintiff released the Company from all its claims and granted it a patent license, fully resolving the lawsuit. The parties have filed a joint stipulation of dismissal with prejudice with the court.

The Company does not expect that the terms of this settlement will have a material adverse effect on its business, results of operations, financial condition, or cash flows.

Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 for additional information regarding legal proceedings.

Item 1A. Risk Factors

As of December 31, 2021, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2021 and the Company’s Quarterly reports on Form 10-Q for the three months ended June 30, 2021 and September 30, 2021 except for the following risk factors under the heading “Risks related to Our Business”, which is replaced in its entirety with the following:

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

We contract two vendors in South Africa to manufacture and assemble hardware, one of which changed during fiscal year 2020. Each of these contracts is terminable on 12 months’ written notice. We have no financial control over, and limited operational influence on these vendors and the conduct of their businesses. These vendors could negatively impact our business by, among other things, extending delivery times, raising prices and limiting supply due to their own shortages and business requirements. Our two contract manufacturers produce different products for us and if the facilities at one of these contract manufacturers suffer a mass casualty event, it could take as much as three to five months, or longer, to replace production capacity. An extended interruption in the supply of hardware from our contract manufacturers could materially and adversely affect our production capacity and hence our ability to fulfil sales orders which could have a material adverse effect on our operations. We do not expect a hardware supply interruption to have a significant impact on our subscription revenue other than an inability to replace hardware as part of our maintenance programs, however, a hardware interruption would have a direct impact on new business growth in terms of hardware sales and the contracting of new subscribers.

Failure to correctly implement a new Enterprise Resource Planning (“ERP”), Customer Relationship Management System (“CRM”) and billing system could have a material and adverse effect on our operations.

We have completed the implementation of a new fully-integrated ERP, CRM and billing system in the African Fleet Subsidiaries as well as completed the implementation of the ERP system with an interim billing solution in the Middle East RSO. The implementation of the ERP, CRM and billing systems to our other operations are carried out according to a phased roll out plan. The overall aim of these new systems is to enable management to achieve enhanced quality, reliability and timeliness of information; improve integration and visibility of information stemming from different management functions and countries; and optimize global management of corporate processes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers

On May 23, 2017, our Board of Directors approved a share repurchase program of up to R270 million (equivalent of $16.9 million as of December 31, 2021) under which the Company may repurchase its ordinary shares, including American Depositary Shares (“ADSs”). On December 3, 2021, our Board approved an increase to the share repurchase programme under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the programme, the Company may repurchase additional shares with a cumulative value of R160 million (the equivalent of $10.0 million as of December 31, 2021).The total value of the whole share repurchase programme post the December 3, 2021 increase is R396.5 million (the equivalent of $24.9 million as of December 31, 2021).

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

Refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Annual Report on Form 10-K for the year ended March 31, 2021, which we filed with the Securities and Exchange Commission on June 14, 2021, for information regarding share purchases in prior fiscal years.

Fiscal 2022 purchases
During the first two quarters of fiscal 2022, there were no share repurchases. During the third quarter of fiscal 2022 the following purchases had been made under the share repurchase program:

Period	Total number of shares repurchased	Average price paid per share (1) R	Shares canceled under the share repurchase program	Total value of shares purchased as part of publicly announced program R’000	Maximum value of shares that may yet be purchased under the program R’000
Month
December 2021	1,567,791	7.52	—	11,795	148,205
	1,567,791	7.52	—	11,795	148,205
(1) Including transaction costs.

Table below shows the equivalent U.S Dollar amounts, converted at the average monthly exchange rate for the month of the purchase.

Period	Total number of shares repurchased	Average price paid per share (1) $	Shares canceled under the share repurchase program	Total value of shares purchased as part of publicly announced program $’000	Maximum value of shares that may yet be purchased under the program $’000
Month
December 2021	1,567,791	0.47	—	743	1,367
	1,567,791	0.47	—	743	1,367
(1) Including transaction costs.

Share repurchases in Q3 2022 will be delisted in Q4 2022 and form part of the authorized unissued share capital of the Company.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a--14(a) and 15d--14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a--14(a) and 15d--14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: February 8, 2022