Form 10-K
period 2022-03-31
MiX Telematics Ltd
filed 2022-06-14
CIK 1576914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-K
—————————
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022
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

Securities registered pursuant to Section 12(g) of the Act.
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2021, the last business day of the registrant’s most recent completed second fiscal quarter, was approximately $208,352,646.

As of May 27, 2022, 551,359,733 of the registrant’s ordinary shares were outstanding, including 375,198,700 ordinary shares represented by American Depository Shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2022 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, statements regarding our position to execute on our growth strategy, and our ability to expand our leadership position. These forward-looking statements include, but are not limited to, the Company’s beliefs, plans, goals, objectives, expectations, assumptions, estimates, intentions, future performance, other statements that are not historical facts and statements identified by words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” or words of similar meaning. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in, or suggested by, these forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved.
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

We have a large global presence, with vehicle subscriptions in over 120 countries across six continents. We currently serve a highly diverse customer base, including 4,900 fleet operators, which represented 68% of our subscription revenue for fiscal year 2022. We target sales of our enterprise fleet management solutions to customers who desire a premium solution, generally for large fleets, which we define as fleets of 50 or more vehicles. Large fleets accounted for over 86% of our fleet subscriptions at March 31, 2022. We believe we have a satisfied customer base and, among our more than 1,000 large fleet operator customers, we experienced an annual customer retention rate of 93% in fiscal year 2022. In addition, for large fleets with 500 or more vehicles, we experienced an annual customer retention rate in excess of 98% in fiscal year 2022. We have multinational enterprise fleet customer deployments with companies such as Baker Hughes, BP, Chevron, DHL, G4S, Halliburton, Nestlé, PepsiCo, Schlumberger, Shell, The Linde Group, Total and Weatherford. We also offer a range of subscription-based fleet and vehicle management solutions to meet the needs and price points of small fleet operators and consumers. Our safety and security features, including driver performance and vehicle monitoring, are important attributes of our solutions for these customers.

With the exception of fiscal year 2021, we have consistently grown our customer base. As evidence of this growth, subscribers, one of our key operating metrics and a factor influencing our rate of subscription revenue growth, increased at a compound annual growth rate of 7.7% from April 1, 2014 to March 31, 2022, and as of March 31, 2022, we tracked and managed over 815,000 subscribers. As a result of the COVID-19 pandemic, fiscal year 2021 represented the only year of net subscriber contraction over this period of 73,800 subscribers, resulting in a 6.1% reduction in subscription revenue for the period, on a constant currency basis. As a further indicator of our scale, in fiscal year 2022, we collected data on approximately 155 million trips per month and recorded approximately 9.7 billion vehicle positions per month. The monthly price charged per subscriber varies among our customers depending on the services and features they require, hardware options, customer size, route to market and geographic location of the customer. Consequently, our rate of subscription revenue growth is influenced by not only the rate of growth in the number of subscribers but also by the evolving mix of our subscriber base.

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

Fleet operators face many significant challenges, which can include:

•Significant operating costs. According to the American Transport Research Institute’s 2020 data, fuel represents 34%, repair & maintenance 16%, truck insurance premiums 10% and tires 4% of vehicle-based trucking operational costs per mile. Combined, these factors account for 64% of vehicle-based operational costs per mile, all of which can be reduced through connected fleet solutions and the process of positively impacting driving behaviors, including by reducing behaviors like speeding, harsh acceleration, harsh braking and excessive idling.

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

Challenges Facing Fleet Operators and Consumers in Developing Markets

In certain developing regions of the world, driver safety and vehicle security are significant concerns given high crime rates and the impact these higher crime rates have on consumers, insurance costs and regulatory requirements. More specifically, fleet operators and consumers often need to address challenges including:

•Managing the impact of crime. Vehicle crime rates in developing regions of the world often far exceed those in the United States and Western Europe, resulting in potentially significant costs for fleet operators and consumers. For example, we estimate that the rate of vehicle theft in South Africa is approximately double that in the United States.

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

A research publication by Berg Insight says the integration of cameras to enable various video-based solutions in commercial vehicle environments is one of the most apparent trends in the fleet telematics sector today. Growing at a compound annual growth rate (“CAGR”) of 16.5% they forecast that the active installed base of video telematics systems will reach almost 6.3 million units in North America by 2026. In Europe, the active installed base is forecasted to grow at a CAGR of 17.9% to reach 2.1 million video telematics systems by 2026. The video telematics market is served by many companies including video specialists, fleet telematics players and hardware-focused suppliers. With MiX Vision AI which was launched in fiscal year 2022 we will better be able to serve the video telematics market.

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

Our Solutions

Our subscription-based solutions enable our customers to manage, optimize and protect their investments in their commercial fleets and personal vehicles efficiently. Our highly scalable multi-tenant architecture leverages GPS and other data transmitted from in-vehicle devices, primarily over cellular networks. In fiscal year 2022, we collected data on approximately 155 million trips per month and recorded approximately 9.7 billion vehicle positions per month.

The key attributes of our solutions include:

•Highly scalable solutions. Our software solutions are built to scale and support geographically distributed fleets of any size. As of March 31, 2022 we provided services to more than 815,000 vehicles under subscription, with customers ranging from small fleet operators and consumers to large enterprise fleets with more than 10,000 assets.

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

◦MiX Vision, an on-road and in-vehicle video recording solution, that allows fleet managers to record video footage related to driving behavior and events. We believe MiX Vision addresses an important market need for in-vehicle surveillance, and MiX Vision is fully integrated with our premium fleet management solutions to enable event-driven or time based video recording and supports two additional external cameras. MiX Vision AI was launched in calendar year 2021 and we have seen strong interest in this new solution which leverages machine vision and AI technologies to detect driver distraction, fatigue and other unsafe driving practices.

◦MiX Rovi, an in-vehicle display and communications system allowing fleet operators to streamline their fleet operations through improved communication between drivers and their back offices. Customized data inputs are configured in MiX Fleet Manager and can be updated locally or remotely via the Internet. For example, a fleet operator of delivery vehicles can set custom data inputs for information relating to deliveries, such as quantities delivered and collected, times of arrival and departure or time spent at unscheduled stops. MiX Rovi is electronic logging devices legislation (“ELD”) compliant. In fiscal year 2022, further software updates for the MiX Rovi in-cab display were carried out, including the development of Canadian ELD solution which will be will be rolled out in calendar year 2022.

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

•Track record of innovation. Our investment in software development is core to our business strategy. Our software teams employ an agile software development methodology. We have made a significant investment in product development, and we have routinely been among the first to market with innovative solutions and features that cater to the needs of our customers. For example, in fiscal year 2021, we added MyMiX tracking to our broad product portfolio. MyMiX Tracking enables fleet operators to track and manage the safety of their drivers by leveraging smart phone technology. We integrated our systems with the telematics services offered by two truck manufacturers and also launched a fringe benefit tax solution for Australia. During fiscal year 2022 we launched a new MiX Vision AI solution and an embedded analytics and dashboard platform leveraging a new data lake. We also developed a Canadian ELD solution for MiX Fleet Manager which will be released in calendar 2022, integrated with various OEM telematics data services and delivered various updates to our hardware platform in response to the global electronic component crisis.

•Longstanding, established market position. We have a 26-year history, a geographically diverse sales and marketing footprint, a large established network of distributors and dealers, and a large base of satisfied customers. Our robust and referenceable customer base, including numerous Forbes Global 2000 enterprises, is a critical selling point to both large enterprise fleets and small fleet operators.

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

•Continuing to introduce new, innovative solutions to address market demand. We are continually innovating and extending our solutions portfolio based on our assessment of market demand and trends. In fiscal 2021, we added MyMiX Tracking, integrated with Scania and Navistar’s telematics services and launched a Fringe Benefit Tax solution for Australia. During fiscal year 2022 we launched a new MiX Vision AI solution, MiX OEM Connect and an embedded analytics and dashboard platform leveraging a new data lake. We also developed a Canadian ELD solution which will be released in calendar 2022, integrated with more OEM telematics data services and delivered various updates to all our hardware platforms in response to the global electronic component crisis. We are continually innovating and extending our solutions portfolio based on our assessment of market demand and trends.

•Pursuing strategic acquisitions. Our industry is highly fragmented. We intend to selectively evaluate acquisition opportunities in certain geographic regions and industry segments.

Sales and Marketing

We offer our solutions in over 120 countries through a combination of our direct and indirect marketing efforts. Our sales and marketing strategy is segmented by geographic region and customer type to cost effectively target and acquire new customers, as well as expanding and up-selling existing customers. In certain regions, we sell subscriptions of our fleet management solutions to large enterprise fleets through our direct sales force. In other regions, and for sales to small fleet operators and consumers, we work with an extensive distribution network of regional partners and national distribution value-added resellers. Through our central services organization headquartered in South Africa, we provide common marketing, product management, technical and distribution support to each of our regional sales and marketing operations.

The following is a brief description of the main categories of our sales and marketing efforts.

•Direct Sales. We focus our direct selling efforts on targeting, acquiring, servicing and upselling our premium solutions to large enterprise fleet operators and small fleet operators. We maintain sales offices in Australia, Brazil, South Africa, Uganda, the United Arab Emirates, the United Kingdom and the United States. These offices sell directly to large enterprise fleet operators and small fleet operators in their respective regions and are also responsible for channel management of fleet solution distribution partners throughout their regions. Our sales and marketing approach with fleet customers is generally based on a combination of return on investment and the improvements in safety and security delivered by our solutions. Our South African sales offices also sell directly to consumers.

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

•Indirect Sales – Enterprise Fleet. We have over 130 fleet value-added resellers supporting customers with vehicles in over 120 countries worldwide. These resellers are responsible for sales, marketing, technical support, installation and training of customers in their regions. We operate a partner accreditation program in order to assure a consistent customer experience across our resellers worldwide. We also offer marketing and support services to enhance their selling success. We believe our large network provides us with a geographically diverse, highly effective channel for reaching local customers in countries where we do not currently have a direct presence.

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

Our global network of independent value-added resellers and distributors is an important component of our sales strategy. Our resellers and distributors account for a substantial percentage of our total sales, and sales generated by certain resellers and distributors represent a meaningful percentage of our revenue. The terms of our agreements with our resellers do not usually include minimum purchase obligations, are specific to a geographic territory and are primarily non-exclusive. They generally have a fixed initial term, after which they may be renewed or continue indefinitely if not terminated. This is subject to the right of either party to terminate on specified notice generally ranging from 90 days to one year, or for breach. Similarly, our distributor agreements do not include minimum purchase obligations and consist principally of a commission agreement applicable to sales generated by the distributor.

Our revenue by geographic segment is set out in note 14 of the consolidated financial statements included in this annual report.

Customers

We currently serve a highly diverse customer base, including approximately 4,900 fleet operators which represented 68% of our subscription revenue for fiscal year 2022, as well as individual consumers. We target sales of our enterprise fleet management solutions to customers who desire a premium solution, generally for large fleets, which we define as being fleets of 50 or more vehicles. Large fleets comprised 86% of our fleet customer subscriptions as of March 31, 2022. We also offer a range of subscription-based fleet and mobile asset management solutions optimized for the needs and price points demanded by small fleet operators and consumers.

Our current customer base spans numerous industry categories and customer segments, including oil and gas, transportation and logistics, government and municipal, bus and coach, and rental and leasing. No individual customer represented more than 7.0% of our subscription revenues for fiscal year 2022. For fiscal years 2022, 2021 and 2020, our top 10 fleet customers represented 16.6%, 21.8%, and 23.7%, respectively, of our total subscription revenue.

The following is a representative list of some of our largest customers:

•Halliburton
•Schlumberger
•Imperial
•NexTier Oilfield Services
•LafargeHolcim
•Unitrans
•Fleetplus Pty Ltd
•Baker Hughes
•Super Group
•Chevron
•Rio Tinto
•Toll Group
•Anglo
•G4S
•Wincanton
•TCO Contractor (Tcon)
•OMV Petrom

We believe that we have a satisfied customer base as evidenced by our customer retention rate and the favorable results of our customer surveys. In fiscal year 2022, among our more than 1,000 large fleet operator customers, we experienced an annual customer retention rate of 93%. We maintain a strong focus on monitoring and continuously enhancing our customer satisfaction levels.

Service and Support

Installation of our solutions in our customers’ vehicles is generally provided by us or our third-party network, which includes dealers and distributors and installation partners. Customer care and technical support services are provided by our offices in Australia, Brazil, South Africa, the United Arab Emirates, the United Kingdom, Romania and the United States. In many cases, our dealers and distributors also provide customers with tier-one customer support services. Our regional offices and dealers and distributors are, in turn, supported by our central technical support team in South Africa that handles any escalated issues. Existing customers can also access customer and technical support directly through our web or mobile applications. Our technical support department is composed of a team of highly skilled staff who are familiar with all of our products, including our entire range of software and service solutions as well as our hardware. The MiX Learning Centre is used by staff and customers around the world to undertake online training to learn about new products and enhancements.

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

Research and Development

As of March 31, 2022, our development group consists of 165 full-time staff responsible for software, hardware and firmware development and quality assurance. Our primary development group is based in Stellenbosch, South Africa, and we have additional development resources in Johannesburg, South Africa, as well as the United States. Our software development teams employ an agile development methodology, while our engineering teams use traditional waterfall project management methods. During fiscal years 2022, 2021 and 2020, we invested $9.3 million, $7.2 million and $8.8 million, respectively, in research and development.

Our investment in development is core to our business strategy. Our research and development efforts principally involve software development, firmware development, hardware design and related test equipment. Research and development costs are expensed as they are incurred. In addition, we have enhanced certain of our hardware components to extend their functionality and reduce component and manufacturing costs.

We have been successful in expanding our product offerings over time, mostly through internal development for which we own all Intellectual Property. Highlights from the fiscal year 2022 include:

•The deployment of 21system-wide platform updates and 29 mobile app updates to our live environments;
•The implementation of a new data lake underpinning a new embedded dashboard and analytics platform for premium fleet customers;
•Updates on all our hardware platforms: MiX2000, MiX4000 & MiX6000 and Beame;
•Launch of our MiX OEM Connect solution to leverage telematics services provided by Original Equipment Manufacturers (truck makers);
•Launch of MiX Vision AI solution; and
•Development of Canadian ELD solution which will be released in calendar 2022.

Our Devops and SaaS operations are ISO 9001 and ISO 27001 certified with a formalized quality policy and consistent monitoring of internal processes, supplier and solution performance. We outsource all hardware manufacturing to third parties.

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

We store data, host our solutions and serve all of our customers from third-party data centers located in Algiers in Algeria, Sydney in Australia, Muscat in Oman, Dublin in Ireland, and Virginia in the United States. In addition to data hosted at third party data centers, the vast majority of our cloud-based SaaS service leverages Amazon Web Services. Our data management facilities provide us with both physical security, including manned security, biometric access controls and systems security, including firewalls, encryption, redundant power and environmental controls. We believe that our third-party hosting facilities are adequate for our current needs and that suitable additional capacity will be available as needed to accommodate planned expansion of our operations.

Intellectual Property

We rely primarily on trade secret laws, confidentiality agreements, confidentiality procedures and contractual restrictions to establish and protect our intellectual property rights. We also rely to a limited extent on patent, trademark and copyright law. A patent covering certain aspects of our Beam-e product was issued in South Africa during fiscal year 2014 and a patent covering a method for driver verification was issued during fiscal year 2015. A further patent for an asset tracking system and method was issued in Brazil during fiscal year 2022.

We typically enter into non-disclosure and confidentiality agreements with our employees, licensees and independent consultants and other advisors. We also seek these protective agreements from some of our suppliers and subcontractors who have access to sensitive information regarding our intellectual property.

Competition

The rapidly evolving market for our solutions is competitive and highly fragmented, particularly by geography and customer segment. We currently compete with numerous providers of fleet and mobile asset management solutions that range from small, regional providers to midsized multinational providers, such as Teletrac Navman and Geotab, to large global providers, such as Trimble, Omnitracs and Samsara. While we currently only compete with Trimble and Omnitracs on a limited basis, these two competitors are well established companies with significantly greater financial and other resources than we have. Many of our competitors offer fleet or mobile asset management software solutions to particular industry segments or in limited geographic regions. For example, we compete with Microlise and Michelin (Masternaut) in Europe, in the US we compete with Geotab and Samsara, in South Africa we compete with Netstar and Ctrack, Tracker and Cartrack for consumer and small fleet mobile asset management deployments in South Africa, respectively.

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

Employees

The following table presents the breakdown of our employees at the date indicated:

	As of March 31,
	2020	2021	2022
South Africa	860	811	849
United States	79	69	80
United Kingdom	57	53	57
United Arab Emirates	29	21	18
Australia	39	39	44
Brazil	27	26	26
Uganda	4	4	4
Romania	5	5	5
Thailand	3	3	0
Total	1103	1031	1083

Full-time	1035	946	996
Part-time	68	85	87
Total	1103	1031	1083

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

Data privacy regulations and applicable laws in the United States, the European Union or elsewhere will regulate our ability to use the data we gather from our customers and increase the cost of doing business and could result in claims being brought by our customers or third parties. As discussed below, South Africa, which is currently our largest market, has its own data protection and security law which came into full effect on July 1, 2021.

South African Regulatory Environment

The Protection of Personal Information Act, No. 4 of 2013 (the “POPI Act”) was promulgated into law in South Africa in November 2013 and came into full effect on July 1, 2021. Any failure to comply with the POPI Act may result in a fine not exceeding R10 million and/or imprisonment of up to 10 years, depending on the severity of such failure.

The purpose of the POPI Act is to promote the privacy of data subjects by establishing a legal framework to regulate the processing of personally identifiable information by mandating juristic persons to implement security measures that uphold the data protection principles and ultimately providing redress through the Information Regulator.

The POPI Act’s implementation has had an impact on our data security and business costs, practices and procedures in South Africa. We have, with the assistance of a third-party project specialist, completed a POPI Act implementation project. Data protection principles and integration remain an ongoing business priority; therefore, we are embarking on the implementation of data loss prevention methodologies and initiatives with the support of a third-party security specialist.

Several existing South African statutes regulate electronic communications, including the Electronic Communications Act, No. 36 of 2005 as amended, and the Electronic Communications and Transactions Act, No. 25 of 2002, which apply to several aspects of our business. These statutes regulate the generation, communication, production, processing, sending, receiving, recording, retaining, storing, displaying and use of information, document or signature by or in electronic form.

The Private Security Industry Regulation Act, No. 56 of 2001 (the “PSIRA Act”) also applies to our South African business and governs the vehicle recovery industry in South Africa. The PSIRA Act was enacted for the purposes of, inter alia: (i) the achievement and maintenance of a trustworthy and legitimate private security industry which acts in terms of the principles contained in the Constitution of the Republic of South Africa, Act No. 108 of 1996, and other applicable law, and is aimed at ensuring that there is greater safety and security in the country and; (ii) to regulate the private security industry and to exercise effective control over the practice of the occupation of security service providers in the public and national interest and the interest of the private security industry itself.

The National Environmental Management: Waste Act, No. 59 of 2008 (the “NEM: WA Act”) applies to producers of electronic waste (“e-waste”). The NEM: WA Act governs the legal reforms regulating the waste management standards, norms and/or practices in order to protect the health and well-being of communities, and the environment. The NEM: WA Act also provides for the creation of integrated waste management and industry waste management schemes. We are a member of electronic Waste Association of South Africa (“e-WASA”) Extended Producer Responsibility (“EPR”) scheme which is a conduit in fulfilling the obligations under the regulations and ensuring the environmentally sound management of e-waste. The scheme also responds to the socio-economic challenges and opportunities arising from high volumes of e-waste such as job creation, skills development as set out in the National Development Scheme and Sustainable Development Goals.

Broad-Based Black Economic Empowerment

    The South African government established a legislative framework for the promotion of Broad-Based Black Economic Empowerment (“B-BBEE”). Achievement of B-BBEE objectives is measured by a scorecard which establishes a weighting for the various components of B-BBEE which relates to Ownership, Management Control, Skills Development, Enterprise and Supplier Development (including Preferential Procurement) and Socio-Economic Development. The B-BBEE codes have a continuous review process which resulted in new B-BBEE Codes coming into effect on May 1, 2015, with more onerous compliance requirements, and proposed amendments. In addition, 2018 was a very active year in terms of additional proposed and actual changes to the Revised Codes of Good Practice (“RCoGP”) which were published by the DTI for public comment. In March 2018 the DTI gazetted the Youth Employment Service (“Y.E.S”) initiative as well as proposals on some changes to the Skills Development scorecard. The Y.E.S. Initiative was promulgated on August 28, 2018 by Minister Dr. Rob Davies and amongst others provide opportunities to corporates to improve their B-BBEE contributor level by virtue of participation in the Y.E.S. Initiative. Amendments to the RCoGP were also signed by the Minister of Trade and Industry on May 31, 2019 for implementation on December 1, 2019. These have an impact on the Skills Development and Enterprise and Supplier Development (including Preferential Procurement) pillars. In addition, some definitions and interpretations were further clarified and a few General Principles amended. Since 2019, we have seen minor amendments which speak mainly to interpretation and clarification of the application of the Codes.

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

We have three material end-customers, which require MiX Telematics Enterprise SA Proprietary Limited to maintain at least a B-BBEE contributor level 3 as measured under the new B-BBEE Codes in addition to at least one requiring additional commitments in terms of Skills Development and Sub-Contracting of at least 30% of the contract value to a Small Black Owned Supplier. The value of these contracts represented 2.9% of our total revenue for fiscal year 2022. MiX Telematics Enterprise SA Proprietary Limited has attained the agreed compliance targets in fiscal year 2022 and furthermore has maintained not only their position on the scorecard to the highest level possible but also its Black ownership in particular that of Black Women following the conclusion of the sales of assets (properties) as allowed for in the B-BBEE Codes. Failing to achieve applicable B-BBEE objectives could jeopardize our ability to maintain existing business or to secure future business from corporate, governmental or State Owned Enterprises that could materially and adversely affect our business, financial condition and results of operations.

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

Our business is affected by U.S. federal and state laws and regulations governing the collection, use, retention, sharing and security of data that we receive from and about our users. In recent years, regulation has focused on the collection, use, processing, disclosure and security of information that may be used to identify or is reasonably capable of being associated with, or could reasonably be linked, directly or indirectly, with a particular consumer, such as a name, address, email address, geolocation, biometric information, and/or professional or employment-related information (“personal information” or “personal data”). While several states are considering and/or have recently passed new privacy legislation, California was the first state to enact its own privacy law, the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA is applicable to certain businesses that collect personal information about California residents, requiring businesses to provide privacy notices to individuals and enhanced consumer rights (e.g., consumers may request deletion of, access to, or a copy of their personal information, as well as opt-out of the sale of their personal information). However, the CCPA carves out a B2B exemption so that most of its requirements do not apply to the personal information of employees or applicants held by the employing entity and used only to administer the employment relationship or applicant process; currently, the B2B exemption expires on January 1, 2023. The CCPA also creates a private right of action and statutory damages of $100-750 per violation in the event of data breach of unencrypted or “un-redacted” personal information, if the company does not have “reasonable” security. In addition, the California Attorney General has enforcement power and may issue penalties of up to $2,500 ($7,500 if intentional) per violation.

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

Virginia became the second state to enact its own privacy law, the Virginia Consumer Protection Act (the “VCDPA”) which will become effective on January 1, 2023. The VCDPA is applicable to certain businesses that collect personal data about Virginia residents, requiring businesses to provide privacy notices to individuals and enhanced consumer rights (e.g., consumers may request confirmation that their personal data is processed and opt out of targeted ads, sales of their personal data, and profiling, as well as request correction of, deletion of, and a copy of their personal data). The definition of “personal data” also includes “sensitive data” which includes precise geolocation data. If collected, businesses must obtain prior consent to process a consumer’s sensitive data. While there is no private right of action under the VCDPA, the Virginia Attorney General may issue fines for the failure to cure a violation after notice of up to $7,500 per violation. That said, the VCDPA does not apply to individuals acting in an employee or B2B context.

Other states, including Colorado, Utah, and Connecticut have recently passed similar privacy laws requiring businesses to provide privacy notices and enhanced consumer rights to residents. Failure to comply with privacy laws could result in penalties. The Colorado Privacy Act is effective on July 1, 2023; the Utah Consumer Privacy Act is effective on December 1, 2023; and the Connecticut Data Privacy Act is effective on July 1, 2023. Please note that like the VCDPA, these privacy laws do not apply to individuals acting in an employee or B2B context.

These state privacy laws may apply to mobile and Internet advertising privacy practices, depending on whether or not there is a sale or sharing of personal information pursuant to these laws, as well as if the information collected, used, disclosed, or otherwise processed is considered “sensitive personal information.” In addition to the potential risks imposed by state privacy laws, the FTC has conducted numerous related discussions and suggested that more rigorous privacy regulation is appropriate, possibly including regulation of non-personally identifiable information which could, with other information, be used to identify an individual. The commercial use of our mobile technology may reduce exposure to FTC regulation and enforcement, but geo-location and similar services are receiving increased regulatory interest and as such may affect how we conduct our business in the future.

Some U.S. state privacy laws have also adopted data minimization principles. For instance, under the CPRA, collection, use, retention, and sharing of a consumer’s personal information must be “reasonably necessary and proportionate to achieve the purposes for which the personal information was collected or processed.” Further, personal information and sensitive personal data information (which includes geolocation) may not be retained “for longer than is reasonably necessary.”

In addition, several U.S. state laws require data owners to implement reasonable security measures to protect the personal data collected from residents. These laws generally require a data owner to implement reasonable security procedures and practices appropriate to the nature of the information, and to protect the personal data from unauthorized access, destruction, use, modification, or disclosure. Although most of these state laws generally require an entity to maintain appropriate security, at least one state (Massachusetts) has adopted comprehensive data privacy requirements to protect personal data. However, these regulations only apply to more sensitive data, such as driver’s license number, Social Security number, and other government identifiers, as well as financial account and credit card number. California was the first state to enact an Internet of Things (IoT) cybersecurity law, which took effect on January 1, 2020. The law requires manufacturers of any internet-connected devices to equip them with “reasonable” security features that are: appropriate for the nature and function of the device; appropriate for the information it may collect, contain, or transmit; and designed to protect the device and any information contained within the device from unauthorized access, destruction, use, modification or disclosure. While there is no private right of action, this law may subject us to potential governmental enforcement actions for noncompliance.

Finally, we use GPS satellites to obtain location data for our in-vehicle devices. The satellites and their ground control and monitoring stations are maintained and operated by the U.S. Department of Defense, which does not currently impose additional laws and/or regulations on the ability to access location data. We cannot assure that it will not do so in the future. Any regulatory hurdles could impede the functionality and/or cost of our solutions, which could adversely affect our business. The communication systems that we use to host and transmit data may be subject to security incidents, which may also subject the Company to regulatory enforcement and client pressures.

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

United Kingdom Regulatory Environment

As a result of its departure from the European Union, the United Kingdom is no longer subject to the EU GDPR framework. In the United Kingdom, data protection is governed by the Data Protection Act 2018 and the UK GDPR (which adopts the EU GDPR and procedures as at December 31, 2020 only) into UK law. At present, the United Kingdom and European Union regimes are similar. The UK framework places equivalent obligations on controllers and processors to those set out in the EU GDPR, including obligations on controllers to ensure lawful grounds for processing data, adequate security measures are in place to secure it, and equivalent rights are available to UK citizens to protect their personal data. However, the UK Government has stated an intent to reform data protection law in the future.

Cross-border Data Flows between the United Kingdom and the European Union

As a non-EU member state, the United Kingdom falls outside the free-data flow area between EU member states.

The UK Information Commissioner (as regulator instead of NDPAs) has recognized data transfers from the United Kingdom into the European Union as lawful, on the grounds that the EU GDPR offers “adequate and equivalent protection” for personal data. On June 28, 2021, the European Commission adopted an adequacy decision for the United Kingdom, meaning that personal data can continue to flow freely from the EU’s Member States to the United Kingdom, and the EU will consider such personal data to enjoy an ‘essentially equivalent’ level of protection to that under the EU GDPR.

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
We currently have offices in South Africa, the United Kingdom, the United States, Uganda, Brazil, Australia, Romania and the United Arab Emirates as well as a network of more than 130 fleet value-added resellers worldwide.
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
•Inaccurate output from Artificial Intelligence (AI) could result in brand and reputation damage.
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
•Our business and our customers may be materially and adversely affected by global economic and market conditions.
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
•Failure to correctly and efficiently implement a new Enterprise Resource Planning (“ERP”), Customer Relationship Management System (“CRM”) and billing system could have a material and adverse effect on our operations.
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
•If we do not achieve applicable black economic empowerment objectives in our South African businesses, we risk not being able to renew certain of our existing contracts which service South African government and quasi-governmental customers, as well as not being awarded future corporate and governmental contracts, each of which would result in the loss of revenue.
•A lack of growth, high inflation or increased interest rates in the South African economy could reduce our anticipated revenue and increase our operating costs.
Risks related to an Investment in our Ordinary Shares and ADSs
•We have reported a material weakness in our internal controls over financial reporting. If we fail to remediate the material weakness and our control environment are considered to be ineffective, it might impair our ability to produce accurate and timely financial statements, which could adversely affect our operating results, our ability to operate our business and investors’ and customers’ view of us.
•Certain provisions of South African law may limit our ability to issue securities and access the capital markets in the future, which could hinder our ability to raise capital in the future.

Risks Related to Our Business
We may be unable to maintain our relationships with our existing customers, which could result in a loss of subscription revenue.
We provide our solutions principally on a subscription basis, typically with an initial subscription term of three to five years and renewal terms varying from one to five years, or, for certain customers, on a month-to-month basis. However, our fleet customers have no obligation to renew their subscriptions after the initial term or after any renewal term expires. Consumer contracts, unless the contract is a prepaid contract, will continue indefinitely unless cancelled by the customer based on one calendar months’ notice. We may be unable to retain existing customers and, as a result, our revenue would be adversely affected. Customers may choose to cancel or not to renew their subscriptions for many reasons, including:
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
The majority of our employees have returned to our offices and we have implemented protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, in which case our employees or other individuals may become sick, our ability to perform critical functions could be harmed, and we may be unable to respond to some of the needs of our global business. We continue to support remote working arrangements and our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We continue to monitor the design and effectiveness of internal controls, taking into account that employees may be working remotely. We continue to monitor the situation and will take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers and other business counterparties.
The COVID-19 pandemic has disrupted and may continue to disrupt the our operations and the operations of our customers for an indefinite period of time. COVID-19 has resulted in, and may continue to result in, significant economic volatility and uncertainty in U.S. and international financial markets, which could adversely affect our access to capital markets and investment activity, negatively impacting the availability of capital, the terms and conditions of financing arrangements and the related costs of such financing. This could result in situations where financing may not be available to us at all, or at terms formerly available to us.
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
The development of new and improved products can be costly and time-consuming and is associated with inherent risks and uncertainties such as market acceptance, pricing, value proposition and continuous changes and developments in laws and regulations. If we are unable to successfully develop and timely introduce new and enhanced products which are accepted by the market it could materially and adversely affect our business, results of operations and financial condition.
Inaccurate output from Artificial Intelligence (AI) could result in brand and reputation damage.
AI is being integrated into a number of our solutions and/or products and is likely to be a significant force in future service offerings. While AI can present significant benefits, it also presents risks and challenges to our business. Data sourcing, technology, integration and process issues, program bias into decision-making algorithms, security challenges and the protection of personal privacy could impair the adoption and acceptance of AI solutions. If the output from AI solutions are deemed to be inaccurate or questionable, our brand and reputation may be harmed and we may potentially be subject to legal liability claims.
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
Recruiting and retaining skilled staff in the technology industry is highly competitive. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our failure to attract and train new personnel, or our failure to retain, focus and motivate our current personnel, could materially and adversely affect our business, results of operations and financial condition.

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
We intend to increase sales of our solutions by increasing penetration in our existing markets and by entering new markets that represent a large potential source of demand for these solutions. Our success in increasing sales may be tied to a wide variety of factors, including demand for our services, price and service competition, customer experience, our relationships with third party distributors and dealers, supply chain disruptions, the rate of new vehicle sales, the oil price, global economic conditions and, in the case of our safety and security solutions, the perceived threat of vehicle theft and discounts offered by insurers.
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
We currently purchase key Global System for Mobile Communications (“GSM”) module components of our hardware from two key suppliers. These modules and other electronic components used in the manufacture of our products, have extended lead times on orders. An interruption in the supply of components from these suppliers or a failure to identify the need to re-order components in a timely manner would significantly impact our operations and require us to identify and integrate our manufacturing and supply logistics with an alternate supplier, or use a substitute component, which could materially and adversely affect our business, results of operations and financial condition.
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
We contract two vendors in South Africa to manufacture and assemble hardware. Each of these contracts is terminable on 12 months’ written notice. We have no financial control over, and limited operational influence on these vendors and the conduct of their businesses. These vendors could negatively impact our business by, among other things, extending delivery times, raising prices and limiting supply due to their own shortages and business requirements. Our two contract manufacturers produce different products for us and if the facilities at one of these contract manufacturers suffer a mass casualty event, it could take as much as three to five months, or longer, to replace production capacity. An extended interruption in the supply of hardware from our contract manufacturers could materially and adversely affect our production capacity and hence our ability to fulfil sales orders which could have a material adverse effect on our operations. We do not expect a hardware supply interruption would have a significant impact on our subscription revenue other than an inability to replace hardware as part of our maintenance programs, however, a hardware interruption will have a direct impact on new business growth in terms of hardware sales and the contracting of new subscribers.
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
We are dependent on our dealers and distributors, who account for a substantial percentage of our total sales, and sales generated by certain dealers and distributors individually represent a meaningful percentage of our revenue. The terms of our agreements with our dealers do not usually include minimum purchase obligations, are specific to a geographic territory and are primarily non-exclusive. It is possible that our dealers and/or distributors also have relationships with our competitors and we have limited, if any, controls over their business activities.
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
We contract with cellular network providers in each of our markets to provide cellular network services. These cellular networks transmit data from our customers’ in-vehicle devices to our data centers, where it is managed for the benefit of our customers. Certain of our installed in-vehicle devices contain a SIM card that is compatible with a specific cellular network provider. If a cellular network provider in one of our markets were to experience extended service outages or refuse to continue contracting with us for any reason or were to go out of business it may adversely affect the ability to collect data from our in-vehicle devices. We could incur significant costs related to the replacement of SIM cards for our customers and could suffer damage to our reputation and customer relationships. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.
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

Our business and our customers may be materially and adversely affected by global economic and market conditions.
We are generating revenue through subscription and hardware sales across various industries, all exposed to general market and economic conditions. Global market and economic conditions have been, and continue to be, disrupted and unstable. Factors that could affect us and our customers include increased global inflation, investor and consumer confidence, fluctuations in economic growth, availability of capital in capital and equity markets, liquidity of global financial markets, interest rates, stability of governments in countries we operate and the strength of these economies and unemployment rates.
Adverse global economic conditions could result in a contraction of existing customers, a reduction in sales revenue, extended cash collection periods from our customers due their deteriorating financial conditions and increased impairments. This could also result in reduced new opportunities due to delayed or cancelled capital investment impacting current or anticipated customer engagement.
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
Demand for our fleet management solutions can fluctuate with the prices for crude oil and natural gas, which impact the attractiveness of our services and also directly affects our customers in the oil and gas industry, from whom we derive a significant portion of our revenues. Subscription revenues from oil and gas customers in fiscal year 2022 represented 19.2% of our total subscription revenue. Generally, lower oil and gas prices reduce the return on investment for many of our customers. Gains in fuel efficiency may lead to a relative decrease in the return on investment of our solutions perceived by our customers. The oil and gas industry is complex, and numerous geopolitical, economic, environmental and other factors affect pricing. Expectations for future crude oil and natural gas prices may affect our customers’ spending habits. Prolonged or substantial declines in crude oil and/or natural gas prices, or the perception that such prices will remain low, could materially and adversely affect our business, results of operations and financial condition.
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
•potentially adverse tax consequences, including the complexities of transfer pricing, value added or other tax systems, double taxation, tariffs and restrictions and/or taxes on the repatriation of earnings;
•dependence on third parties, including some commercial partners with whom we may not have extensive experience;
•increased financial accounting and reporting burdens and complexities;
•increased travel, real estate, infrastructure, insurance, legal and compliance costs associated with international operations;
•political, social, and economic instability, terrorist attacks, and security concerns in general;
•reduced or varied protection for intellectual property rights in some countries;
•increased exposure and vulnerability to claims that we have infringed on the intellectual property of third parties;
•exposure to liabilities under anti-corruption and anti-money laundering laws and regulations; and
•complexities of complying with U.S and non-U.S. export controls laws and regulations, including Export Administration Regulations (“EAR”).
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
Any inability on our part to protect the information security of our networks, data processing systems, software products and platforms could have a material adverse effect on our reputation and profitability by exposing us to additional liability, increasing our expenses relating to resolution of these breaches and deterring users from using our products and services. Our systems and operations are vulnerable to damage or interruption from human error, a breach in cybersecurity, computer viruses, ransomware, other malware, distributed denial of service attacks, spurious spam attacks, intentional acts of vandalism and similar events. We cannot assure you that our current security methods and measures will effectively counter evolving security risks, prevent future slowdowns or disruptions, protect against extraordinary attacks while addressing the security and privacy requirements of existing and future users. Any breaches, system failures, slowdowns or disruptions as a result of malicious insiders or third-party action, including malevolent conduct by hackers, phishing and other means of social engineering could likely result in the loss, corruption or unavailability of data or unanticipated disruptions in service to our users, decreased levels of user satisfaction and significant negative effects on our reputation, which could materially and adversely affect our business.
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
Our operating results may be harmed if we are required to collect sales, use, services or other related taxes for our solutions in jurisdictions where we have not historically done so, or if there are significant changes in the effective tax rates exposing us to greater than anticipated tax liabilities.
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
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the laws are published. Changes in tax legislation could increase our tax obligations in countries where we do business.
Due to the nature of our business, our services are provided within multiple jurisdictions, including certain jurisdictions in which we may not have anticipated our services being provided or within which we may not have had prior dealings. Accordingly, there may be unforeseen obligations related to certain jurisdictions that were not identified, where the tax legislation may have been amended or not adequately provided for in our contracts. These obligations could materially and adversely affect our financial position.

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
Doing business on a worldwide basis requires us to comply with the laws and regulations of various foreign jurisdictions. These laws and regulations place restrictions on our exports, reexports, operations, technologies, trade practices, partners and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act (the “FCPA”), various export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), as well as Australian and European sanctions. Certain of our products, technologies and services are, or may be subject to the Export Administration Regulations (“EAR”). U.S. export controls, regulations and economic sanctions include various restrictions and license requirements, including prohibit the shipment of certain products, technologies, software and services to U.S. embargoed or sanctioned countries, governments and persons. Complying with economic sanctions, export regulation, import laws and regulations may be time-consuming and may results in delays or loss of sales opportunities.
In the wake of Russia’s recent aggression in Ukraine, the United States, the European Union, and the United Kingdom have imposed a number of new sanctions and export control restrictions on Russia. While we maintain business relationships with a limited number of oil and gas customers in Russia, we are closely monitoring those relationships in consultation with outside advisors to maintain compliance with applicable U.S. sanctions and export control and regulations. At this point, certain debt and equity restrictions that have been imposed on dealings with certain Russian entities that are not otherwise blocked parties are impacting our ability to collect payment on the provision of services in Russia. Additionally, some of our products, technologies and services subject to the EAR may no longer be exported to Russia without a license. We are also mindful that more comprehensive trade restrictions may be imposed on Russia in the future, and that may impact our ability to engage in any business in Russia or with Russian entities.
While we take precautions to ensure compliance, if we fail to comply with export laws, customs and import regulations, economic sanctions and EAR, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration of responsible employees and managers, and the possible loss of export privileges. If our dealers and distributors fail to obtain any appropriate import, export, re-export licenses or permits, we may also be subject to government investigations or penalties and suffer reputational harm.
We also monitor compliance in accordance with the ten principles as set out in the United Nations Global Compact Principles, the Organization for Economic Co-operation and Development recommendations relating to corruption, and the International Labor Organization Protocol in terms of certain of the items to be monitored. As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption and trade control laws as well as sanctions regulations.
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

Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. Economic sanctions programs restrict our business dealings with certain sanctioned countries, persons and entities. In addition, because we act through dealers and distributors, we face the risk that our dealers, distributors and customers might further distribute our products to a sanctioned person or entity, or an ultimate end-user in a sanctioned country, which might subject us to an investigation concerning compliance with OFAC or other sanctions regulations. Moreover, we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.
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
In particular, we may be held liable for the actions that our local, strategic or joint venture partners take inside or outside of the United States, even though our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could materially and adversely affect our reputation, business, results of operations and financial condition. Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, severe criminal or civil sanctions and suspension or debarment from government contracts, which could have an adverse effect on our reputation, business, financial condition, results of operations, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees. Our continued international expansion, including in developing countries, and our development of new partnerships and joint venture relationships worldwide, could increase the risk of FCPA, OFAC or Bribery Act violations in the future.
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
Furthermore, our employees, contractors and agents may not always comply with the policies and procedures we establish regarding data privacy and data security, particularly as we expand our operations through organic growth and acquisitions. While our employees may violate our policies and procedures, the Company remains responsible for, and obligated to implement, policies and procedures and enter into contracts with service providers that require appropriate protection. Any violations could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products in one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business, results of operations and financial condition.
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
Our solutions and products enable us to collect, manage, store, and otherwise process a wide range of data related to fleet management such as mobile asset location and fuel usage, speed and mileage. We obtain our data from a variety of sources, including our customers and third-party providers. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal data, as well as requirements that must be followed if a breach of such personal data occurs. The California Consumer Privacy Act (“CCPA”), effective January 1, 2020, was the first consumer privacy law in the United States. The CCPA created new privacy rights for California consumers which will be expanded by the newly passed California Privacy Rights Act (“CPRA”) (collectively, “California privacy laws”), effective January 1, 2023. Currently, employee and B2B data are exempt from California privacy laws, but the exemption is set to expire on January 1, 2023. Virginia recently became the second state to enact a consumer privacy law, the Virginia Consumer Data Protection Act (“VCDPA”), and Colorado passed a consumer privacy law as well. Effective January 1, 2023, the VCDPA and Colorado Privacy Act (“CPA”) will also require businesses to provide privacy notices and enhanced consumer rights to their consumers. Both the VCDPA and CPA do not apply to employee or commercial data. Failure to comply to the CCPA or in future with the CPRA, VCDPA, and/or CPA (to the extent required) could result in penalties.
Companies must have reasonable policies, procedures and safeguards in place to protect personal data. The U.S. Federal Trade Commission (“FTC”), which is the primary enforcement authority against “unfair” or “deceptive” practices in the U.S., has found it to be an unfair business practice when a company does not provide adequate safeguards to protect consumers’ personal data, because the lack of safeguards harms consumers and consumers cannot avoid the harm.
In addition, several U.S. state laws require data owners to implement reasonable security measures to protect the personal data collected from residents. These laws generally require a data owner to implement reasonable security procedures and practices appropriate to the nature of the information, and to protect the personal data from unauthorized access, destruction, use, modification, or disclosure. Although most of these state laws generally require an entity to maintain appropriate security, at least one state (Massachusetts) has adopted comprehensive data privacy requirements to protect personal data. However, these regulations only apply to more sensitive data, such as driver’s license number,

Social Security number, and other government identifiers, as well as financial account and credit card number. California was the first state to enact an Internet of Things (IoT) cybersecurity law, which took effect on January 1, 2020. If applicable, the IoT law requires manufacturers of any internet-connected devices to equip devices with reasonable security features that are: appropriate for the nature and function of the device; appropriate for the information it may collect, contain, or transmit; and designed to protect the device and any information contained within the device from unauthorized access, destruction, use, modification or disclosure.
Some U.S. state privacy laws have also adopted data minimization principles. For instance, under the CPRA, collection, use, retention, and sharing of a consumer’s personal information must be “reasonably necessary and proportionate to achieve the purposes for which the personal information was collected or processed.” Further, personal data and sensitive personal data may not be retained “for longer than is reasonably necessary”.
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
In the United Kingdom, data protection is governed by the Data Protection Act 2018 and the UK GDPR (which adopts the EU GDPR and procedures as of 31 December 2020). At present, the UK and EU regimes are similar. The UK framework places equivalent obligations on Controllers and Processors to those set out in the EU GDPR including obligations on Controllers to ensure lawful grounds for processing data, adequate security measures are in place to secure it, and equivalent rights are available to UK citizens to protect their personal data. As a non-EU Member state, the UK falls outside the free-data flow area between EU Member states. The UK Information Commissioner (as regulator instead of National Data Protection Authorities (“NDPAs”)) has recognized data transfers from the UK into the EU as lawful, on the grounds that the EU GDPR offers “adequate and equivalent protection” for personal data. The EU has established a temporary “adequacy bridge” (set out in the UK-EU Trade and Cooperation Agreement 2020) to enable the continuation of data flows on an interim basis from the EU to the UK, pending a formal decision from the EU to accept the adequacy of the UK data protection regime post-Brexit. This acceptance is anticipated to be approved during 2021. In the event that the adequacy is not approved, Standard Contractual Clauses can be implemented to manage transfers without significant disruption to compliance.
The Protection of Personal Information Act, No. 4 of 2013 (the “POPI Act”) was promulgated into law in South Africa in November 2013 and came into full effect on July 1, 2021. Any failure to comply with the POPI Act may result in a fine not exceeding R10 million and/or imprisonment of up to 10 years, depending on the severity of such failure.
We continuously update and will continue to evaluate our group data protection and security policies, charters, and procedures to assist in maintaining data privacy and data security in line with international privacy practices.
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
Failure to correctly and efficiently implement a new Enterprise Resource Planning (“ERP”), Customer Relationship Management System (“CRM”) and billing system could have a material and adverse effect on our operations.
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
Due to the significant fluctuation in the value of the South African Rand and its impact on our results, you may find it difficult to compare our results of operations between financial reporting periods. This difficulty may have a negative impact on the price of our ADSs and/or increase their volatility. During fiscal year 2022, the South African Rand strengthened by 9.2% against the U.S. Dollar (Rand/U.S. Dollar exchange rate averaged R14.86 and fluctuated between a high of R16.30 and a low of R13.43). This compared to an average exchange rate of R16.37 during fiscal year 2021 (which fluctuated between a high of R18.59 and a low of R14.78). The South African Rand exchange rate is affected by various international and South African political factors and economic conditions resulting since the outbreak of the COVID-19 pandemic.
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
If we do not achieve applicable black economic empowerment objectives in our South African businesses, we risk not being able to renew certain of our existing contracts which service South African government and quasi-governmental customers, as well as not being awarded future corporate and governmental contracts, each of which would result in the loss of revenue.
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
MiX Telematics Enterprise SA Proprietary Limited engages with government and state owned enterprises in tendering for business and is therefore required to maintain at least a certain B-BBEE contributor level to continue to provide the service. Currently some material end-customers requires MiX Telematics Enterprise SA Proprietary Limited to maintain at least a B-BBEE level 2 or 3. The value of these contracts represented 2.9% of our total revenue for fiscal year 2022. MiX Telematics Enterprise SA Proprietary Limited has attained the agreed compliance targets in fiscal year 2022.
The Employment Equity Act promotes equality in the workplace, and ensures that employees are treated fairly and have equal opportunities within the workplace. The Minister of Employment and Labour may identify national economic sectors as per Statistics South Africa and after consulting with those relevant sectors and with the advice of the Employment Equity Commission, set numerical targets for the purpose of ensuring the equitable representation of suitably qualified people from designated groups at all occupational levels in the workforce. The Minister plans to set and implement different numerical targets for different occupational levels, sub-sectors or regions within a sector or on the basis of any other relevant factor by September 2022. This means that MiX Telematics will not set its own Employment Equity targets but targets will be imposed. In addition, all organizations doing business with government or state owned enterprises are required to obtain an annual Employment Equity Certificate of Compliance in order to continue doing business or tender for business with the government.
We currently have continued recognition of Black ownership by previous shareholders, until the end of fiscal year 2022. The continuing consequences principle enables companies to continue claiming points for ownership based on the number of years the Black participants held shares before selling them. With a portion of the continuing consequences recognition coming to an end during fiscal year 2022, and the remainder expiring in fiscal year 2024. MiX Telematics Limited will not be able to continue claiming points for Ownership beyond these times. It is important for MiX Telematics to explore a Black shareholder opportunity at the Group level in order to recognize flow-through to all South African entities.

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
The South African Reserve Bank (“SARB”) estimated and expects gross domestic product (“GDP”) to grow by 2.0% in 2022. The same report indicated that GDP is expected to grow by 1.9% in both 2023 and 2024. The International Monetary Fund, in April 2022, projected that the South African economy is expected to grow by 1.9% in 2022.
Current economic projections remain uncertain as a result of the COVID-19 pandemic sweeping around the world, a sudden and sharp surge in global inflation mainly as a result of global supply chain constraints, global politics, sanctions and impact thereof on global trade. Furthermore, the South African economy is also impacted by the high unemployment rate. In the fourth quarter of 2021, the official unemployment rate was 35.3%, with unemployment as per the expanded definition reported as 46.2%.

The South African economy has in the past and may in the future continue to be characterized by rates of inflation and interest rates that are substantially higher than those prevailing in the United States and other developed economies. The SARB set the inflation target range as between 3% and 6%. SARB reported inflation in April 2022 at 5.9%, and are projecting that it will breach the upper limit of the target range in the 2nd quarter of 2022. Inflation is however expected to return to the target midpoint in 2023.
Economic conditions in South Africa may be further impacted by the South African credit ratings from the three major credit rating agencies. All three major rating agencies kept the South African credit ratings on Non-Investment Grade Speculative, however all three rating agencies have changed the outlook from negative to stable.
•Standard & Poor’s affirmed South Africa’s long term foreign-currency credit rating to BB-, three notches below investment grade May 21, 2022, and kept the country’s local currency debt at BB, however changed the outlook from stable to positive;
•Fitch maintained the rating on sub-investment grade BB- and revised the outlook from negative to stable on December 15 2021; and
•Moody’s maintained its sub-investment grade Ba2 rating, but changed the outlook from negative to stable on April 1, 2022.
Consequently, economic conditions in South Africa could impact our anticipated revenue growth, increase our South African-based costs, decrease our operating margins and adversely affect our ability to obtain cost-effective debt financing in South Africa.
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
We have reported a material weakness in our internal controls over financial reporting. If we fail to remediate the material weakness and our control environment are considered to be ineffective, it might impair our ability to produce accurate and timely financial statements, which could adversely affect our operating results, our ability to operate our business and investors’ and customers’ view of us.
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
In 2022, Management identified several deficiencies in the design and operating effectiveness of business process level controls in the areas of management review of income tax, consignment stock and capitalization of internally generated software costs at the Company’s Africa segment as a result of the lack of senior financial resources to appropriately supervise and execute control activities. These deficiencies aggregated with other business process level control deficiencies could result in material misstatement in the financial statements and therefore constitute a material weakness. For a discussion of the material weakness and our remediation efforts, see Item 9A, Controls and Procedures, in this Annual report on Form 10-K. We cannot assure you that our efforts to remediate this internal control weakness will be successful or that other material weaknesses will not occur.
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
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls or the procedures. Accordingly, even disclosure controls and procedures designed and operating effectively, can only provide reasonable assurance of achieving their control objectives. Because of the inherent limitations in an effective system of internal controls, misstatement due to error or fraud may occur and not be detected.
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
At May 27, 2022, our executive officers, directors, current 5% or greater shareholders and entities affiliated with them, beneficially own 34.9% of our ordinary shares. This significant concentration of share ownership may adversely affect the trading price for our ordinary shares and ADSs because investors often perceive disadvantages in owning stock in companies with concentrated share ownership. In addition, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Shareholders owning greater than 25% of our outstanding ordinary shares will have the ability to block certain corporate actions, including the issuance of additional equity securities for cash. See “Certain provisions of South African law may limit our ability to issue securities and access the capital markets in the future, which could hinder our ability to raise capital in the future.” Consequently, this concentration of ownership may have the effect of exacerbating the delays and limitations on capital market transactions and could materially and adversely affect our business, results of operations and financial condition.
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
Our ordinary shares are listed for trading on the JSE. Investing in securities that trade in emerging markets, such as South Africa, often involves greater risk than investing in the securities of issuers in the United States, and such investments are generally considered to be more speculative in nature. The South African securities market is substantially smaller, less liquid, more concentrated and can be more volatile than major securities markets in the United States. The South African securities market was also severely impacted by the outbreak of COVID-19. There is also significantly greater concentration in the South African securities markets than in major securities markets in the United States. On May 27, 2022, the JSE total market capitalization amounted to R20,478.7 billion ($1,309.4 billion) and this market capitalization was represented by 316 companies. Accordingly, although you are entitled to withdraw the ordinary shares underlying our ADSs from the depositary at any time, your ability to sell such shares at a price and time you desire may be substantially limited. The Bank of New York Mellon (“BNYM”) serves as the depositary (the “depositary”) with respect to the ADSs.
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
Based on the current price of our ADSs and the composition of our income and assets, we do not believe that we are a PFIC for U.S. federal income tax purposes for our current taxable year ended March 31, 2022. However, a separate determination must be made after the close of each taxable year as to whether we are a PFIC. We cannot assure you that we will not be a PFIC for any future taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held an equity share or an ADS, certain adverse U.S. federal income tax consequences could apply to the U.S. holder.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive offices are located in Boca Raton, Florida. In addition, we maintain facilities in various locations outside of the United States, including South Africa, the United Kingdom, Uganda, Brazil, Australia, Romania and the United Arab Emirates. All of our facilities are leased. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as needed to accommodate any potential expansion.

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

The Commission’s lawyer recently approached the Tribunal to secure a pre-hearing date. The pre-hearing will be used to set a timetable for the further process towards a hearing in due course. The parties expect the pre-hearing (once held) to result in dates for a hearing being established (along with a timeline for the production of documents such as the Commission’s investigative record, discovery, exchange of factual witness statements etc). The Tribunal has not yet reverted on the pre-hearing date.

We cannot predict the timing of a resolution or the ultimate outcome of the matter. However, the Company and its external legal advisers continue to believe that we have consistently adhered to all applicable laws and regulations and that the referral from the Commission is without merit. We have therefore currently not made any provisions for this matter.

The Ugandan Value Added Tax (“VAT”) matter

The Ugandan Revenue Authorities (“URA”) have reviewed MiX Telematics’ cross-border services and assert that VAT is payable on these imported services in terms of the place of supply rules included within its local VAT legislation. On January 18, 2018, MiX Telematics East Africa Limited (“MiX East Africa”) instituted proceedings in the Tax Appeals Tribunal to challenge the URA’s decision on this matter based on the interpretation of the law and calculation errors by the URA. MiX East Africa appeared in front of the Tax Appeals Tribunal on a number of occasions to present its defense but the Tax Appeals Tribunal ruled in favor of the URA. On September 19, 2019, MiX East Africa appealed the decision to the High Court of Uganda. It was noted by the High court that there was an issue regarding the quantum of VAT to be charged by Uganda which was not raised. MiX East Africa therefore filed an application to amend the notice of appeal to include this issue. That application was heard in January 2021 and the ruling is pending. Provisions have been made based on current information at hand.

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

Holders of record
As of May 27, 2022, there were 1,934 holders of record of our ordinary shares.

Dividends policy
Dividend payments are currently considered on a quarter-by-quarter basis.

Securities authorized for issuance under equity compensation plans

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Purchases of equity securities by the issuer and affiliated purchasers
On May 23, 2017, our Board of Directors (“the Board”) approved a share repurchase program of up to R270 million (equivalent of $18.6 million as of March 31, 2022) under which the Company could repurchase its ordinary shares, including American Depositary Shares (“ADSs”). On December 3, 2021, the Board approved an increase to the share repurchase program under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the program as at December 2, 2021, the Company could repurchase additional shares with a cumulative value of R160 million ($10.0 million). The total value of the whole share repurchase program post the December 3, 2021 increase is R396.5 million ($24.9 million). During fiscal year 2022 shares with a value of R44.7 million (equivalent of $3.0 million as of March 31, 2022) were repurchased under the share repurchase program. Additional shares to the value of R115.3 million (equivalent of $8.0 million as of March 31, 2022) may still be repurchased.

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

Fiscal year 2018 purchase
During fiscal year 2018 the following purchases had been made under the share repurchase program:

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

Fiscal year 2019 purchase
During fiscal year 2019 the following purchases had been made under the share repurchase program:

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

Fiscal year 2020 purchase
During fiscal year 2020 the following purchases had been made under the share repurchase program:

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

(1) Including transaction costs.
Shares repurchased in Q3 2020 and Q4 2020 were delisted in Q4 2020 and now form part of the authorized unissued share capital of the Company.

Fiscal year 2021 purchase
There were no purchases during fiscal year 2021 under the share repurchase program.

Fiscal year 2022 purchase
During fiscal year 2022 the following purchases had been made under the share repurchase program:

Period	Total number of shares repurchased	Average price paid per share (1) R	Shares canceled under the share repurchase program	Total value of shares purchased as part of publicly announced program R’000	Maximum value of shares that may yet be purchased under the program R’000
Month
December 2021	1,567,791	7.52	—	11,795	148,220
January 2022	2,004,618	7.31	2,330,135	14,649	133,571
February 2022	911,600	7.56	—	6,893	126,678
March 2022	1,536,076	7.42	3,689,950	11,395	115,283
	6,020,085	7.43	6,020,085	44,732	115,283

(1) Including transaction costs.

Table below shows the equivalent U.S Dollar amounts, converted at the average monthly exchange rate for the month of the purchase.

Period	Total number of shares repurchased	Average price paid per share (1) $	Shares canceled under the share repurchase program	Total value of shares purchased as part of publicly announced program $’000	Maximum value of shares that may yet be purchased under the program $’000
Month
December 2021	1,567,791	0.47	—	743	9,332
January 2022	2,004,618	0.47	2,330,135	944	8,608
February 2022	911,600	0.50	—	453	8,317
March 2022	1,536,076	0.49	3,689,950	759	7,684
	6,020,085	0.48	6,020,085	2,899	7,684

(1) Including transaction costs.

Shares repurchased in Q3 2022 and Q4 2022 were delisted in Q4 2022 and now form part of the authorized unissued share capital of the Company.

ITEM 6. RESERVED

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

We were founded in 1996 and we have offices in South Africa, the United Kingdom, the United States, Uganda, Brazil, Australia, Romania and the United Arab Emirates as well as a network of more than 130 fleet value-added resellers worldwide. MiX Telematics shares are publicly traded on the Johannesburg Stock Exchange (JSE: MIX) and MiX Telematics American Depositary Shares are listed on the New York Stock Exchange (NYSE: MIXT).
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
Business, employees and operations
The majority of our employees have returned to our offices and we have implemented protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by governmental and regulatory authorities.

COVID-19 has disrupted the operations of our customers and channel partners, our operations and the results of our operations. The nature and extent of the crisis, multiple variants and waves of the virus, the public health measures to contain it, the progress and effectiveness of vaccination programs, different levels of restrictions and the resultant economic impact may differ between regions and remains uncertain.

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
In fiscal year 2022 subscription revenue has decreased as a percentage of total revenue due to an increase in hardware and other revenue. A key driver of our recent hardware revenue improvement has been the new MiX Vision AI solution, which is seeing strong adoption. In fiscal years 2020, 2021 and 2022, subscription revenue represented 87.6%, 89.3% and 86.2% respectively, of our total revenue. In fiscal years 2020, 2021 and 2022, our top 10 customers represented 23.7%, 21.8% and 16.6% respectively, of our subscription revenue.
Subscribers
Subscribers represent the total number of discrete services we provide to customers at the end of the period.

	Fiscal Year Ended March 31,
	2020	2021	2022
Subscribers	818,487	744,677	815,165

Factors Affecting Our Performance
Level of Subscription Revenue and Hardware Revenue
In fiscal year 2022 subscription revenue has decreased as a percentage of total revenue due to an increase in hardware and other revenue. In fiscal year 2022, subscription-based revenues accounted for 86.2% of our total revenues, down from 89.3% in 2021 and 87.6% in 2020.

We believe that we are well positioned to grow our base of subscribers, by adding both fully-bundled subscriptions; subscriptions where the hardware has been purchased upfront and various add-on solutions that can drive incremental average revenue per user (“ARPU”) expansion over time. We intend to maintain our investment in sales and marketing and continue to attract new subscribers by introducing attractive new features and services.

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

In fiscal year 2022, the Rand strengthened by 9.2% against the U.S. Dollar and by 5.0% against the British Pound, as shown in the table below.

	Average exchange rate for Fiscal Year Ended March 31,
	2020	2021	2022
South African Rand for U.S. Dollars (per $1.00)	14.78	16.37	14.86
% movement	7.5%	10.8%	(9.2)%
South African Rand for British Pound (per £1.00)	18.78	21.35	20.29
% movement	4.2%	13.7%	(5.0)%

We expect continued exchange rate volatility in the South African Rand against other major currencies. The South African Rand has been even more volatile due to the uncertain economic conditions in South Africa, the war in Ukraine and sanctions against Russia. As of June 10, 2022, the South African Rand/U.S. Dollar exchange rate was 15.66, 5.4% higher than the average exchange rate for fiscal year 2022.
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
Changing Customer Needs and Ongoing Investment in Technology
We continuously analyze market trends and opportunities in the various geographies in which we operate and have identified an opportunity to increase subscription revenue growth by the addition of new products and services in certain of the regions in which we operate. Our investment in software development is core to our business strategy. Our software teams employ an agile software development methodology. We have made a significant investment in product development, and we have routinely been among the first to market with innovative solutions and features that cater to the needs of our customers. For example, major updates to the MiX Vision solution were made in fiscal year 2021 and MiX Vision AI was launched in fiscal year 2022.

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
Basis of Presentation and Key Components of Our Results of Operations
In fiscal year 2022, we managed our business in six segments which include Africa, Americas, Brazil, Europe and the Middle East and Australasia (our regional sales offices (“RSOs”)), and our central services organization (“CSO”). CSO is the central services organization that wholesales products and services to RSOs which, in turn, interface with our end-customers, distributors and dealers. CSO is also responsible for the development of hardware and software platforms and provides common marketing, product management, technical and distribution support to each of the other reportable segments. CSO is a reportable segment because it produces discrete financial information which is reviewed by the chief operating decision maker (“CODM”) and has the ability to generate external revenues.

The CODM has been identified as the Chief Executive Officer who makes strategic decisions. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses income before income tax expense excluding net interest income/expense, net foreign exchange gains/losses, net loss/profit on sale of property, plant and equipment, depreciation, amortization, operating lease costs, stock-based compensation costs, restructuring costs, legal costs associated with patent infringement, gains or losses on the disposal or impairments of long-lived assets and corporate and consolidation entries. Product development costs are capitalized and amortized and this amortization is excluded from Segment Adjusted EBITDA. The adjusted EBITDA definition has been updated also to exclude legal costs relating to a patent infringement matter that arose during fiscal year 2022.

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
Cost of Revenue and Gross Margin
Cost of revenue associated with our subscription revenue consists primarily of costs related to cellular communications, infrastructure hosting, third-party data providers, service contract maintenance costs, commission expense related to third party dealers or distributors (commission is capitalized and amortized, on a straight-line basis, unless the amortization period is 12 months or less) and depreciation of our capitalized installed in-vehicle devices. Cost of sales associated with our hardware revenue includes the cost of the in-vehicle devices, cost of hardware warranty, shipping costs, custom duties, and commission expense related to third party dealers or distributors. We capitalize the cost of in-vehicle devices utilized to service customers, for customers selecting our bundled option, and we depreciate these costs from the date of installation over their expected useful lives.
We expect that cost of revenue as a percentage of revenue will vary from period to period depending on our revenue mix, including the proportion of our revenue attributable to our subscription-based services. Subscription revenue generates a higher gross profit margin than hardware and other revenue. The majority of the other components of our cost of revenue are variable and are affected by the number of subscribers, the composition of our subscriber base, and the number of new subscriptions sold in the period.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and wages to sales and marketing employees, commissions paid to employees, travel-related expenses, and advertising and promotional costs. We pay our sales employees commissions based on achieving subscription targets and we capitalize commission and amortize it (unless the amortization period is 12 months or less). Advertising costs consist primarily of costs for print, radio, television and digital advertising, search engine optimization, promotions, public relations, customer events, tradeshows and sponsorships. We expense advertising costs as incurred. We plan to continue to invest in sales and marketing in order to grow our sales and build brand and category awareness.
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

Taxes
In fiscal years 2020, 2021 and 2022 our effective tax rates were 47.2%, 15.3% and 33.1% respectively, compared to a South African statutory rate of 28%. Taxation mainly consists of normal statutory income tax paid or payable and deferred tax on any temporary differences.
Our effective tax rate may vary primarily according to the mix of profits made in various jurisdictions and the impact of certain non-deductible/non-taxable foreign exchange movements, net of tax. As a result, significant variances in future periods may occur. A reconciliation of the actual tax rate to the South African tax rate of 28% is disclosed in note 11 to the consolidated financial statements.

Results of operations
The following table sets forth certain consolidated statements of income data:

	For the year ended March 31,
	2020	2021	2022
	(In thousands)
Total revenue	$145,650	$126,894	$143,294
Total cost of revenue	53,015	43,865	51,859
Gross profit	92,635	83,029	91,435
Sales and marketing	13,324	11,344	15,436
Administration and other	58,263	53,487	61,550
Income from operations	21,048	18,198	14,449
Other expense	299	897	574
Net interest income/(expense)	67	(72)	(510)
Income tax expense	9,829	2,634	4,418
Net income	10,987	14,595	8,947
Less: Net income attributable to non-controlling interest	—	—	—
Net income attributable to MiX Telematics Limited	$10,987	$14,595	$8,947

The following sets forth, as a percentage of revenue, consolidated statements of income data:

	For the year ended March 31,
	2020	2021	2022
	(Percentage)
Total revenue	100.0%	100.0%	100.0%
Total cost of revenue	36.4	34.6	36.2
Gross profit	63.6	65.4	63.8
Sales and marketing	9.1	8.9	10.8
Administration and other	40.0	42.2	43.0
Income from operations	14.5	14.3	10.1
Other expense	0.2	0.7	0.4
Net interest income/(expense)	—	(0.1)	(0.4)
Income tax expense	6.7	2.0	3.1
Net income	7.5	11.5	6.2
Less: Net income attributable to non-controlling interest	—	—	—
Net income attributable to MiX Telematics Limited	7.5	11.5	6.2

Results of Operations for Fiscal Year 2021 Compared to Fiscal Year 2022
Revenue

	For the year ended March 31,
	2021	2022	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$113,351	$123,573	9.0%	2.8%
Hardware and other revenue	13,543	19,721	45.6%	41.2%
	$126,894	$143,294	12.9%	6.9%

Our total revenue increased by $16.4 million or 12.9%, from fiscal year 2021 to fiscal year 2022. The principal factors affecting our revenue growth included:
•Subscription revenue increased by 9.0% to $123.6 million, compared to $113.4 million for fiscal year 2021. Subscription revenue represented 86.2% of our total revenue for fiscal year 2022 compared to 89.3% for the prior year. Subscription revenues increased by 2.8% on a constant currency basis, year over year. During fiscal year 2022, our subscriber base grew by a net 70,500 subscribers to 815,200 subscribers at March 31, 2022.

The majority of our revenues and subscription revenues are derived from currencies other than the U.S. Dollar. Accordingly, the weakening of the U.S. Dollar against these currencies (in particular against the South African Rand) following currency volatility, has positively impacted our revenue and subscription revenues reported in U.S. Dollars. Compared to fiscal year 2021, the South African Rand strengthened by 9% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R14.86 in fiscal year 2022 compared to an average of R16.37 during fiscal year 2021. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during fiscal year 2022 led to a 6.2% increase in reported U.S. Dollar subscription revenues.

•Hardware and other revenue increased by $6.2 million, or 45.6%, from fiscal year 2021 to fiscal year 2022. Our fiscal year 2022 hardware revenue strength has been due to the new MiX Vision AI solution, which is seeing strong adoption, as well as the improvement in trading conditions in line with economic recovery from the pandemic.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during fiscal year 2022 led to a 6.0% increase in reported U.S. Dollar revenues.

A breakdown of third party revenue by segment is shown in the table below:

	For the Year Ended March 31,
	2021	2022	2021	2022	2021	2022
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and other revenue
Africa	$67,948	$83,176	$62,453	$74,778	$5,495	$8,398
Americas	18,981	15,574	18,211	14,036	770	1,538
Middle East and Australasia	21,237	22,554	16,558	16,950	4,679	5,604
Europe	14,579	17,254	12,138	13,509	2,441	3,745
Brazil	4,064	4,654	3,922	4,253	142	401
CSO	85	82	69	47	16	35
Total	$126,894	$143,294	$113,351	$123,573	$13,543	$19,721

In the Africa segment, subscription revenue increased by $12.3 million or 19.7%. On a constant currency basis, the increase in subscription revenue was 9.5% as a result of a 10.6% increase in subscribers since April 1, 2021. Hardware and other revenue increased by $2.9 million or 52.8%. Total revenue increased by $15.2 million or 22.4%. On a constant currency basis, total revenue growth was 12.4%.
In the Americas segment, subscription revenue declined by $4.2 million or 22.9% despite a 8.1% increase in subscribers since April 1, 2021. Included in fiscal year 2021 subscription revenue reported was a once off contract modification fee of $1.1 million, pertaining to the reduction of existing subscriber contracts of a major energy sector customer following a reduction of their fleet due to prevailing economic conditions. Hardware and other revenue increased by $0.8 million or 99.7%. Total revenue declined by $3.4 million or 18.0%.

Subscription revenue in the Middle East and Australasia segment increased by $0.4 million or 2.4%. On a constant currency basis, the increase in subscription revenue was 0.5%. Subscribers increased by 3.5% since April 1, 2021. Hardware and other revenue increased by $0.9 million or 19.8%. Total revenue increased by $1.3 million or 6.2%. Total revenue in constant currency increased by 4.1%.
In the Europe segment, subscription revenue increased by $1.4 million or 11.3%. On a constant currency basis, the growth in subscription revenue was 9.9%. Subscribers increased by 10.0% since April 1, 2021. Hardware and other revenues increased by $1.3 million or 53.4%. Total revenue increased by $2.7 million or 18.4%. On a constant currency basis total revenue growth was 16.9%.

In the Brazil segment, subscription revenue increased by $0.3 million or 8.4%. On a constant currency basis, subscription revenue increased by 7.2%. Subscribers increased by 4.4% since April 1, 2021. Hardware and other revenue increased by $0.3 million or 182.4%. Total revenue increased by $0.6 million or 14.5%. On a constant currency basis, total revenue increased by 13.2%.

Cost of Revenue and Gross Margin

	For the year ended March 31,
	2021	2022
	(In thousands, except for percentages)
Cost of revenue - subscription	$33,414	$36,683
Cost of revenue - hardware and other	10,451	15,176

Gross profit	$83,029	$91,435
Gross profit margin	65.4%	63.8%
Gross profit margin - subscription	70.5%	70.3%
Gross profit margin - hardware and other	22.8%	23.0%
Compared to an increase in total revenue of $16.4 million or 12.9%, cost of revenues increased by $8.0 million or 18.2%, from fiscal year 2021 to fiscal year 2022. This, together with the higher levels of hardware and other revenue, resulted in a lower gross profit margin of 63.8% in fiscal year 2022 compared to 65.4% in fiscal year 2021.
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 86.2% of total revenue in fiscal year 2022 compared to 89.3% in fiscal year 2021.
During fiscal year 2022, hardware and other margins were higher than in fiscal year 2021, mainly due to the geographical sales mix and the distribution channels. Hardware sales via our dealer channel and the MiX Vision AI attract lower gross margins.

Sales and Marketing

	For the year ended March 31,
	2021	2022
	(In thousands, except for percentages)
Sales and marketing	$11,344	$15,436
As a percentage of revenue	8.9%	10.8%
Sales and marketing costs increased by $4.1 million, or 36.1%, from fiscal year 2021 to fiscal year 2022 against a 12.9% increase in total revenue. The increase in fiscal year 2022 was primarily as a result of increases of $1.9 million in advertising costs, $1.5 million in employee costs, $0.2 million in bonuses, $0.2 million in travel costs and other increases of $0.3 million, none of which were individually significant. In fiscal year 2022, sales and marketing costs represented 10.8% of revenue compared to 8.9% of revenue in fiscal year 2021.

Administration and Other Expenses

	For the year ended March 31,
	2021	2022
	(In thousands, except for percentages)
Administration and other	$53,487	$61,550
As a percentage of revenue	42.2%	43.0%

Administration and other expenses increased by $8.1 million, or 15.1%, from fiscal year 2021 to fiscal year 2022.
The increase mainly relates to increases of $3.4 million in salaries and wages, $1.2 million in bonuses, $0.8 million in information & technology costs, $2.3 million in professional fees (including $0.6 million in legal costs associated with patent infringement), $0.6 million in training and recruitment costs, increases in expected credit loss provision of $0.9 million, offset by $0.9 million saving due to restructuring costs and other decreases of $0.2 million, none of which were individually significant.
Taxation

	For the year ended March 31,
	2021	2022
	(In thousands, except for percentages)
Income tax expense	$2,634	$4,418
Effective tax rate	15.3%	33.1%

Income tax expense increased by 67.7%. Our effective tax rate increased by 17.8% to 33.1% in fiscal year 2022. A reconciliation of our effective tax rate to the South African corporate tax rate of 28% for both fiscal years 2022 and 2021, is presented in note 11 to the consolidated financial statements. In fiscal year 2022 the effective tax rate decreased by 3.1% as a result of certain non-taxable foreign exchange movements on intercompany loans which have led to deferred tax charges being recognized in the consolidated statements of income. In fiscal year 2021 non-taxable foreign exchange differences decreased the tax rate by 19.7%.

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

Cost of Revenue and Gross Margin

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
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 89.3% of total revenue in fiscal year 2021 compared to 87.6% in fiscal year 2020. Fiscal year 2020 included $2.0 million in-vehicle device accelerated depreciation which resulted in an increased subscription revenue margin in fiscal year 2021 compared to fiscal year 2020.
During fiscal year 2021, hardware and other margins were lower than in fiscal year 2021, mainly due to the geographical sales mix and the distribution channels. Hardware sales via our dealer channel attract lower gross margins.

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
Income tax expense decreased by 73.2%. Our effective tax rate decreased by 31.9% to 15.3% in fiscal year 2021. A reconciliation of our effective tax rate to the South African corporate tax rate of 28% for both fiscal years 2021 and 2020, is presented in note 11 to the consolidated financial statements. In fiscal year 2021 the effective tax rate decreased by 19.7% as a result of certain non-taxable foreign exchange movements on intercompany loans which have led to deferred tax charges being recognized in the consolidated statements of income. In fiscal year 2020 non-deductible foreign exchange differences increased the tax rate by 19.6%.

Inflation Risk
We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last three fiscal years. Current economic projections remain uncertain as a result of the COVID-19 pandemic sweeping around the world, a sudden and sharp surge in global inflation mainly as a result of global supply chain constraints, global politics, sanctions and the impact thereof on global trade. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset these higher costs through price increases. Our inability to do so could harm our business, financial condition and results of operations. Refer to Item 1A. “Risk Factors” for further information regarding inflation risk.

Non-GAAP Financial Measures
We use certain measures to assess the financial performance of our business. Certain of these measures are termed “non-GAAP measures” because they exclude amounts that are included in, or include amounts that are excluded from, the most directly comparable measure calculated and presented in accordance with GAAP, or are calculated using financial measures that are not calculated in accordance with GAAP. These non-GAAP measures include adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per share, free cash flow and constant currency information.

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

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and adjusted EBITDA margin are two of the profit measures reviewed by the CODM. We define adjusted EBITDA as income before income taxes, net interest income/expense, net foreign exchange gains/losses, depreciation of property, plant and equipment including capitalized customer in-vehicle devices, amortization of intangible assets including capitalized internal-use software development costs and intangible assets identified as part of a business combination, stock-based compensation costs, restructuring costs, legal costs associated with patent infringement and profits/losses on the disposal or impairments of assets or subsidiaries. The adjusted EBITDA definition has been updated also to exclude legal costs relating to a patent infringement matter that arose during fiscal year 2022. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue.

We have included adjusted EBITDA and adjusted EBITDA margin in this Annual Report on Form 10-K because they are key measures that our management and Board of Directors use to understand and evaluate our core operating performance and trends; to prepare and approve its annual budget; and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA and adjusted EBITDA margin can provide a useful measure for period-to-period comparisons of the Company’s core business. Accordingly, we believe that adjusted EBITDA and adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results.

A reconciliation of net income (the most directly comparable financial measure presented in accordance with GAAP) to adjusted EBITDA for the periods shown is presented below.

Reconciliation of net income to adjusted EBITDA for the year ended March 31,

	2020	2021	2022
	(In thousands)
Net income	$10,987	$14,595	$8,947
Plus: Income tax expense	9,829	2,634	4,418
(Less)/plus: Net interest (income)/expense	(67)	72	510
Plus: Foreign exchange losses	610	959	648
Plus: Depreciation (1)	16,149	12,878	10,693
Plus: Amortization (2)	3,823	3,681	4,258
Plus: Impairment of long-lived assets	6	8	47
Plus: Stock-based compensation costs	660	1,273	1,325
(Less)/plus: Net (profit)/loss on sale of property, plant and equipment	(270)	13	(36)
(Less)/plus: Restructuring costs	(1)	1,055	164
Plus: Legal costs associated with patent infringement	—	—	591
Adjusted EBITDA	$41,726	$37,168	$31,565
Adjusted EBITDA margin	28.6%	29.3%	22.0%

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

Adjusted Net Income

Adjusted net income is defined as net income excluding net foreign exchange gains/losses net of tax.

Reconciliation of net income to adjusted net income
	For the year ended March 31,
	2020	2021	2022
	(In thousands)
Net income	$10,987	$14,595	$8,947
Net foreign exchange losses	610	959	648
Income tax effect of net foreign exchange losses	4,028	(3,657)	(563)
Adjusted net income	$15,625	$11,897	$9,032

Basic and Diluted Adjusted Net Income per share

Adjusted net income per share is defined as adjusted net income divided by the weighted average number of ordinary shares in issue during the period.

We have included adjusted net income per share in this Annual Report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange gains/losses net of tax and associated tax consequences from earnings. Accordingly, we believe that adjusted net income per share provides useful information to investors and others in understanding and evaluating our operating results.

Reconciliation of net income to adjusted net income per share
	For the year ended March 31,
	2020	2021	2022
	(In thousands)
Net income	$10,987	$14,595	$14,595
Net foreign exchange losses	610	959	959
Income tax effect of net foreign exchange losses	4,028	(3,657)	(3,657)
Adjusted net income	$15,625	$11,897	$9,032

Weighted average number of ordinary shares in issue
Basic (’000)	553,653	549,415	551,923
Diluted (’000)	567,879	560,624	563,958

Adjusted net income per share
Basic ($)	$0.028	$0.022	$0.016
Diluted ($)	$0.028	$0.021	$0.016

Free Cash Flow

Free cash flow is determined as net cash provided by operating activities less capital expenditure for investing activities. We believe that free cash flow provides useful information to investors and others in understanding and evaluating the Company’s cash flows as it provides detail of the amount of cash the Company generates or utilizes after accounting for all capital expenditures including investments in in-vehicle devices.

The following table (in thousands) reconciles Net Cash Provided by Operating Activities to Free Cash Flow for the periods shown:

	For the year ended March 31,
	2020	2021	2022
	(In thousands)
Net cash provided by operating activities	$28,178	$38,572	$19,402
Less: Capital expenditure payments	(20,372)	(8,654)	(26,217)
Free cash flow	$7,806	$29,918	$(6,815)

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

Refer to discussion below for the annual constant currency growth. The following tables provide the constant currency reconciliation to the most directly comparable GAAP measure for the fiscal years shown:

Subscription Revenue

	For the year ended March 31,
	2020	2021	% Change	2021	2022	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$127,570	$113,351	(11.1)%	$113,351	$123,573	9.0%
Conversion impact of U.S. Dollar/other currencies	—	6,437	5.0%	—	(7,048)	(6.2)%
Subscription revenue on a constant currency basis	$127,570	$119,788	(6.1)%	$113,351	$116,525	2.8%

Hardware and Other Revenue

	For the year ended March 31,
	2020	2021	% Change	2021	2022	% Change
	(In thousands, except for percentages)
Hardware and other revenue as reported	$18,080	$13,543	(25.1)%	$13,543	$19,721	45.6%
Conversion impact of U.S. Dollar/other currencies	—	230	1.3%	—	(596)	(4.4)%
Hardware and other revenue on a constant currency basis	$18,080	$13,773	(23.8)%	$13,543	$19,125	41.2%

Total Revenue

	For the year ended March 31,
	2020	2021	% Change	2021	2022	% Change
	(In thousands, except for percentages)
Total revenue as reported	$145,650	$126,894	(12.9)%	$126,894	$143,294	12.9%
Conversion impact of U.S. Dollar/other currencies	—	6,667	4.6%	—	(7,644)	(6.0)%
Total revenue on a constant currency basis	$145,650	$133,561	(8.3)%	$126,894	$135,650	6.9%

Liquidity and capital resources
We believe that our cash and borrowings available under our credit facilities will be sufficient to meet our liquidity requirements for the foreseeable future. Liquidity risk is reduced as a result of stable income due to the recurring nature of our income, available cash resources, as well as unutilized facilities which are available.
The following tables provide a summary of our cash flows for each of the three years ended March 31, 2020, 2021 and 2022:

	Fiscal Year Ended March 31,
	2020	2021	2022
	(In thousands)
Net cash generated from operating activities	$28,178	$38,570	$19,402
Net cash used in investing activities	(19,422)	(8,650)	(26,157)
Net cash used in financing activities	(15,451)	(5,209)	(5,067)
Net (decrease)/increase in cash and cash equivalents, and restricted cash	(6,695)	24,711	(11,822)
Cash, and cash equivalents and restricted cash at the beginning of the year	27,838	18,652	46,343
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(2,491)	2,978	198
Cash, and cash equivalents and restricted cash at the end of the year	$18,652	$46,341	$34,719
We fund our operations, capital expenditure and acquisitions through cash generated from operating activities, cash on hand and our undrawn borrowing facilities.

It is currently our policy to pay regular dividends, and we consider such dividend payments on a quarter-by-quarter basis.
As of March 31, 2020, 2021 and 2022, the Company had approved, but not yet contracted, capital commitments for intangible assets of $3.0 million, $4.7 million and $5.6 million respectively.
As of March 31, 2020, 2021 and 2022, the Company had approved, and contracted, capital commitments for property, plant and equipment of $1.8 million, $1.2 million and $14.8 million, respectively; and for intangible assets of $0.9 million, $1.3 million and $1.6 million respectively.

Capital commitments will be funded out of a mixture of working capital and cash and cash equivalents. Capital commitments for intangible assets relate to software and technology and capital commitments for property, plant and equipment mainly relate to in-vehicle devices.

On May 23, 2017, the MiX Telematics Limited Board approved a share repurchase program of up to R270 million (equivalent of $18.6 million as of March 31, 2022) under which we may repurchase our ordinary shares, including ADSs. On December 3, 2021, the Board approved an increase to the share repurchase program under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the program as at December 2, 2021, the Company could repurchase additional shares with a cumulative value of R160 million ($10.0 million). The total value of the whole share repurchase program post the December 3, 2021 increase is R396.5 million ($24.9 million). During fiscal year 2022 shares with a value of R44.7 million (equivalent of $3.0 million as of March 31, 2022) were repurchased under the share repurchase program. Additional shares to the value of R115.3 million (equivalent of $8.0 million as of March 31, 2022) may still be repurchased.
We expect any repurchases under this share repurchase program to be funded out of existing cash resources. During fiscal year 2022, the Company repurchased 6,020,085 ordinary shares on the open market at prevailing market prices for a cumulative consideration of $3.0 million. Refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding our share repurchase program.

Operating Activities
Net cash provided by operating activities during fiscal year 2020 consisted of our net income (after excluding non-cash charges) of $52.3 million, a net reduction in operating assets and liabilities investments of $18.8 million, net interest received of $0.5 million and taxes paid of $5.8 million.
Net cash provided by operating activities increased from $28.2 million in fiscal year 2020 to $38.6 million in fiscal year 2021 which is primarily attributable to improved cash generated from operations of $10.5 million offset by lower net interest received of $0.1 million. The improved cash generated from operations is primarily as a result of improved working capital management of $17.9 million (specifically a decrease in accounts receivables of $9.2 million due to improved management of receivables and lower revenues, an increase in accrued expenses and other liabilities of $8.6 million, foreign currency translation adjustments of $6.0 million, and lower capitalized commissions of $1.4 million, partially offset by a decrease in accounts payables of $5.9 million, prepaid expenses and other current assets of $1.6 million and an increase in inventories of $0.4 million), and an increase in net income of $3.6 million.
Net cash provided by operating activities decreased from $38.6 million in fiscal year 2021 to $19.4 million in fiscal year 2022. This is primarily attributable to lower cash generated from operations of $17.4 million, lower net interest received of $0.3 million and increased taxation paid of $1.4 million. The lower cash generated from operations is primarily as a result of a decrease in net income of $5.6 million and a deterioration in working capital management of $10.0 million (specifically an increase in accounts receivables of $10.3 million due to slower collection of receivables and higher revenues, an increase in capitalized commissions of $1.1 million due to higher revenues, an increase in inventories of $0.5 million, a increase in prepaid expenses and other current assets of $0.8 million and an adverse change in foreign currency translation adjustments of $2.5 million, partially offset by an increase in accounts payables of $3.8 million and an increase in accrued expenses and other liabilities of $1.4 million).
Net cash provided by operating activities during fiscal year 2022 consisted of our net income (after excluding non-cash charges) of $38.1 million, a net reduction in operating assets and liabilities investments of $11.5 million and taxes paid of $7.2 million.
Investing Activities
Net cash used in investing activities in fiscal year 2020 increased to $19.4 million from $19.2 million in fiscal year 2019. Net cash used in investing activities during fiscal year 2020 primarily consisted of capital expenditures of $20.4 million. Capital expenditures during the year included purchases of intangible assets of $5.7 million, which included internal-use software of $3.4 million as well as computer software, technology and other intangibles of $2.3 million, and cash paid to purchase property, plant and equipment of $14.7 million, which included in-vehicle devices of $13.6 million. Net cash used in investing activities also included $0.3 million loan advanced to third parties offset by proceeds on sale of property, plant and equipment and intangible assets of $1.3 million.
Net cash used in investing activities in fiscal year 2021 decreased to $8.7 million from $19.4 million in fiscal year 2020, primarily due to lower in-vehicle devices capital expenditure as a result of lower revenues during the COVID-19 pandemic. Net cash used in investing activities during fiscal year 2021 primarily consisted of capital expenditures of $8.7 million. Capital expenditures during the year included purchases of intangible assets of $4.0 million, which included internal-use software of $2.8 million as well as computer software, technology and other intangibles of $1.2 million, and cash paid to purchase property, plant and equipment of $4.6 million, which included in-vehicle devices of $4.2 million.
Net cash used in investing activities in fiscal year 2022 increased to $26.2 million from $8.7 million in fiscal year 2021. Net cash used in investing activities during fiscal year 2022 primarily consisted of capital expenditures of $26.2 million. Capital expenditures during fiscal year 2022 included purchases of intangible assets of $5.9 million and cash paid to purchase property, plant and equipment of $20.3 million, which included in-vehicle devices of $18.3 million.
Financing Activities
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

In fiscal year 2022, the cash used in financing activities of $5.1 million includes dividends paid of $5.9 million and ordinary shares repurchased of $3.0 million, offset by $3.9 million from facilities utilized.
Credit Facilities
As of March 31, 2022, our principal sources of liquidity were net cash balances of $28.1 million (consisting of cash and cash equivalents of $33.7 million less short-term debt (bank overdraft)) of $5.6 million) and unutilized borrowing capacity of $1.8 million available through our credit facilities. Our principal sources of credit are our facilities with Standard Bank Limited and Nedbank Limited.
As of March 31, 2022, we had an overdraft facility of R64.0 million (equivalent of $4.4 million as of March 31, 2022), a working capital facility of R25.0 million (equivalent of $1.7 million as of March 31, 2022) and an unutilized vehicle and asset finance facility of R8.5 million (equivalent of $0.6 million as of March 31, 2022) with Standard Bank Limited that bear interest at South African Prime less 1.2% except for the working capital facility that bears interest at South African Prime less 0.25%.
As of March 31, 2022, the overdraft facility was fully utilized. We use this facility as part of our foreign currency hedging strategy. We draw down on this facility in the applicable foreign currency in order to fix the exchange rate on existing balance sheet foreign currency exposure that we anticipate settling in that foreign currency. Our obligations under the overdraft facility with Standard Bank Limited are guaranteed by MiX Telematics Limited and our wholly-owned subsidiaries, MiX Telematics Africa Proprietary Limited and MiX Telematics International Proprietary Limited, and secured by a pledge of accounts receivable by MiX Telematics Limited and MiX Telematics International Proprietary Limited.
We have a R25.0 million (equivalent of $1.7 million as of March 31, 2022) working capital facility with Standard Bank Limited that bears interest at South African Prime less 0.25%. As of March 31, 2022, $1.2 million of the facility was utilized. We use this facility for working capital purposes in our Africa operations.
We have a R10.0 million (equivalent of $0.7 million as of March 31, 2022) facility with Nedbank Limited that bears interest at South African Prime less 2%. As of March 31, 2022, the facility was undrawn. We use this facility for working capital purposes in our Africa operations.
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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. Certain of our significant accounting policies and critical accounting estimates are summarized below. The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported and disclosed. Significant estimates include, but are not limited to, allowances for doubtful accounts, the assessment of expected cash flows used in evaluating goodwill for impairment and income and deferred taxes. Our actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. We evaluate our estimates and assumptions on an ongoing basis.

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

The allowance for doubtful accounts is a valuation account and the asset’s carrying amount is reduced and the amount of the loss is recognized in the consolidated statements of income. Subsequent recoveries, if any, are credited to the allowance. Actual write-downs are recorded when the asset is deemed uncollectible after all efforts to recover have yielded no results.

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

The fair values of the reporting units are determined based on the use of pre-tax cash flow projections based on approved financial budgets covering a 5-year period. These cash flows take into account market-based assumptions and near-term expectations. The discount rates used were calculated using the capital asset pricing model. These rates reflect specific risks relating to the relevant reporting units. The growth rate has been determined based on the expected long-term inflation outlook.

No impairments of goodwill existed as of the most recent testing date, March 31, 2022 or the previous testing, March 31, 2021. Given the headroom that exists in the reporting units, we believe that a reasonable change in assumptions would not result in any goodwill impairments. The changes in the carrying value of goodwill during fiscal year 2021 and fiscal year 2022 are attributable only to foreign currency translation adjustments.

Although there were no impairments of goodwill as of March 31, 2021 and 2022, significant judgement was exercised in determining the fair value of each reporting unit. In particular, to the extent that anticipated new contracts do not materialize and the business strategy does not come to fruition, or key personnel are not retained, the forecasts on which the impairment tests were performed could be negatively impacted.

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

Income taxes are accounted for under the asset and liability method. Income tax expense is recognized in the consolidated statements of income, except to the extent that it relates to items recognized in other comprehensive income or directly in equity. We use the portfolio approach for releasing income tax effects from accumulated other comprehensive income.

The current income tax charge is calculated on the basis of the tax laws and tax rates enacted by the reporting date in the countries where we operate and generate taxable income. Interest, and penalties, incurred on the underpayment of income taxes is classified as interest expense, and administration expenses, respectively.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax is measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Uncertainty generated by the current economic environment may affect the valuation of our deferred tax assets over time. Our accounting for deferred tax balances represent management’s best estimate of future events that can be appropriately reflected in the accounting estimate.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information concerning our consolidated financial statements, together with the reports of Deloitte & Touche (“Deloitte”) are presented at the beginning of page 93 of this Annual Report on Form 10-K.

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

Due to the material weakness in internal control over financial reporting described below, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022. Notwithstanding the existence of this material weakness, management believes that the consolidated financial statements in this Annual Report on Form 10-K present, in all material aspects, the company’s financial condition as reported, in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”).

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).

A material weakness is a deficiency, or a combinations of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Clarified Audit Standard No. 2201: An audit of internal control over financial reporting that is integrated with an audit of financial statements, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified several deficiencies in the design and operating effectiveness of business process level controls in the areas of management review of income tax, consignment stock and capitalization of internally generated software costs at the Company’s Africa segment as a result of the lack of senior financial resources to appropriately supervise and execute control activities. These deficiencies aggregated with other business process level control deficiencies could result in material misstatement in the financial statements and therefore constitute a material weakness. Based on this material weakness, the Company’s management concluded that of March 31, 2022, the Company’s internal control over financial reporting was not effective.

The Company’s independent registered public accounting firm, Deloitte & Touche, has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of March 31, 2021, as stated in their audit report that follows below.

Remediation Plan for the Material Weakness

Management is committed to the remediation of the material weakness described above, as well as the continued improvement of the Company’s internal control over financial reporting. Management has implemented, and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented and operating effectively.

To address the material weakness, management has completed, or is in the process of:

•Investigating and understanding the root causes of the control weakness that resulted in the material weakness, is currently developing a remediation plan and has already restructured the finance function and appointed personnel;
•Evaluating and redesigning where applicable, management’s review control descriptions to address the design and effectiveness of controls over income tax, consignment stock and the capitalization of software costs;
•Reviewing, identifying and implementing process and system functionality and automation enhancements;
•Adopting formal off boarding and onboarding processes for staff in the finance function;
•Training and cross-training staff in executing finance functional tasks and executing controls; and
•Reviewing the accountability assigned for fulfilling finance tasks, remediation efforts and for executing controls.

We believe that once these actions have been completed, it will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that controls are operating effectively.

Changes in Internal Control Over Financial Reporting

We have implemented a new Enterprise Resource Planning (“ERP”) system in our Middle East operations, and plan to roll that out to our other operations. Although we do not believe this implementation have resulted in material changes to the control environment, we have implemented some control enhancements such as workflow approval. Except for the changes in connection with the implementation of the ERP system discussed above, there have been no other changes in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MiX Telematics Limited

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MiX Telematics Limited and its subsidiaries (the “Company”) as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended March 31, 2022, of the Company and our report dated June 14, 2022, expressed an unqualified opinion on those financial statements.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

Management identified several deficiencies in the design and operating effectiveness of business process level controls in the areas of management review of income tax, consignment stock and capitalization of internally generated software costs at the Company’s Africa segment as a result of the lack of sufficient senior financial resources to appropriately supervise and execute control activities. These deficiencies aggregated with other transaction level deficiencies constitute a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended March 31, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche

Deloitte & Touche
Registered Auditor
Johannesburg, South Africa
June 14, 2022

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2022.

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

101	The following consolidated financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
#	Certain locations of recovery teams, other operating details relating to the recovery teams and pricing terms contained in the agreement and within Annexure A (Services to be provided by the Contractor), Annexure D (Permitted clients of the Contractor) and Annexure E.1 (Helicopter Services) have been amended since the original execution of this agreement. The amended agreement and annexures do not contain information material to an investment or voting decision and such information is not otherwise disclosed in this exhibit or the Form 10-K. Accordingly, the amended agreement and annexures have been omitted. The Registrant hereby undertakes to furnish supplemental copies of the omitted agreement and annexures to the Securities and Exchange Commission or its staff upon request.

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
Date: June 14, 2022
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
(Principal Executive Officer)      June 14, 2022
Stefan Joselowitz

By: /s/ John Granara Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer) June 14, 2022
John Granara
By: /s/ Robin Frew Chair of the Board June 14, 2022
Robin Frew
By: /s/ Richard Bruyns Director June 14, 2022
Richard Bruyns

By: /s/ Charmel Flemming Director June 14, 2022
Charmel Flemming
By: /s/ Fikile Futwa Director June 14, 2022
Fikile Futwa
By: /s/ Ian Jacobs Director June 14, 2022
Ian Jacobs
By: /s/ Charles Tasker Chief Operating Officer June 14, 2022
Charles Tasker

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MiX Telematics Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MiX Telematics Limited and subsidiaries (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows, for each of the three years in the period ended March 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2022, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

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

Critical Audit Matter

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

Goodwill—Refer to Note 2 to the consolidated financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating cashflows. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company’s goodwill balance was $44.4 million as of March 31, 2022, of which $8.6 million was allocated to the European Reporting Unit (“MiX Europe”). The fair value of MiX Europe exceeded its carrying value by 35% as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill for MiX Europe as a critical audit matter because of the significant judgments made by management to estimate the fair value of MiX Europe. This required a high degree of auditor judgment, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating cash flow of MiX Europe.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of future revenue and operating cashflows used by management to estimate the fair value of MiX Europe included the following, among others:
a.We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of MiX Europe, such as controls related to management’s selection of the discount rate and forecasts of future revenue and earnings.
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
June 14, 2022

We have served as the Company’s auditor since 2017.

MIX TELEMATICS LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of March 31,
	2021	2022
ASSETS
Current assets:
Cash and cash equivalents	$45,489	$33,738
Restricted cash	854	981
Accounts receivables, net of allowances for doubtful accounts of $5.6 million and $5.4 million, respectively	19,265	25,092
Inventory, net	3,109	3,356
Prepaid expenses and other current assets	8,509	11,463
Total current assets	77,226	74,630
Property, plant and equipment, net	23,463	32,274
Goodwill	43,938	44,434
Intangible assets, net	18,303	20,460
Deferred tax assets	3,782	3,768
Other assets	4,434	4,988
Total assets	$171,146	$180,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,674	$5,597
Accounts payables	6,560	8,052
Accrued expenses and other liabilities	17,330	19,610
Deferred revenue	5,788	6,692
Income taxes payable	1,345	590
Total current liabilities	32,697	40,541
Deferred tax liabilities	9,187	8,972
Long-term accrued expenses and other liabilities	5,863	4,344
Total liabilities	47,747	53,857

Stockholders’ equity:
MiX Telematics Limited stockholders’ equity
Preference shares: 100 million shares authorized but not issued	—	—
Ordinary shares: 605.6 million and 605.2 million no-par value shares issued and outstanding as of March 31, 2021 and 2022, respectively	67,401	64,390
Less treasury stock at cost: 53.8 million shares as of March, 31, 2021 and March 31, 2022	(17,315)	(17,315)
Retained earnings	76,710	79,709
Accumulated other comprehensive income	1,924	3,909
Additional paid-in capital	(5,326)	(4,001)
Total MiX Telematics Limited stockholders’ equity	123,394	126,692
Non-controlling interest	5	5
Total stockholders’ equity	123,399	126,697
Total liabilities and stockholders’ equity	$171,146	$180,554

The accompanying notes are an integral part of these consolidated financial statements.

MIX TELEMATICS LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the year ended March 31,
	2020	2021	2022
Revenue
Subscription	$127,570	$113,351	$123,573
Hardware and other	18,080	13,543	19,721
Total revenue	145,650	126,894	143,294
Cost of revenue
Subscription	39,828	33,414	36,683
Hardware and other	13,187	10,451	15,176
Total cost of revenue	53,015	43,865	51,859
Gross profit	92,635	83,029	91,435
Operating expenses
Sales and marketing	13,324	11,344	15,436
Administration and other	58,263	53,487	61,550
Total operating expenses	71,587	64,831	76,986
Income from operations	21,048	18,198	14,449
Other expense	299	897	574
Net interest income/(expense)	67	(72)	(510)
Income before income tax expense	20,816	17,229	13,365
Income tax expense	9,829	2,634	4,418
Net income	10,987	14,595	8,947
Less: Net income attributable to non-controlling interest	—	—	—
Net income attributable to MiX Telematics Limited	$10,987	$14,595	$8,947

Net income per ordinary share
Basic	$0.02	$0.03	$0.02
Diluted	$0.02	$0.03	$0.02
Net income per American Depository Share
Basic	$0.50	$0.66	$0.41
Diluted	$0.48	$0.65	$0.40
Ordinary shares
Weighted average	553,653	549,415	551,923
Diluted weighted average	567,879	560,624	563,958
American Depository Shares
Weighted average	22,146	21,977	22,077
Diluted weighted average	22,715	22,425	22,558

The accompanying notes are an integral part of these consolidated financial statements.

MIX TELEMATICS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the year ended March 31,
	2020	2021	2022
Net income	$10,987	$14,595	$8,947
Other comprehensive (loss)/income
Foreign currency translation (losses)/gains, net of tax	(13,163)	12,994	1,985
Total comprehensive (loss)/income	(2,176)	27,589	10,932
Less: Total comprehensive income attributable to non-controlling interest	—	—	—
Total comprehensive (loss)/income attributable to MiX Telematics Limited	$(2,176)	$27,589	$10,932

The accompanying notes are an integral part of these consolidated financial statements.

MIX TELEMATICS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount

Balance as of April 1, 2019	601,948	$68,200	$(9,227)	$2,115	$(6,902)	$62,750	$116,936	$5	$116,941
Adjustment on initial application of ASC 326, net of tax	—	—	—	(22)	—	(240)	(262)	—	(262)
Restated balance as of April 1, 2019	601,948	68,200	(9,227)	2,093	(6,902)	62,510	116,674	5	116,679
Total comprehensive (loss)/income	—	—	—	(13,163)	—	10,987	(2,176)	—	(2,176)
Net income	—	—	—	—	—	10,987	10,987	—	10,987
Other comprehensive loss	—	—	—	(13,163)	—	—	(13,163)	—	(13,163)
Issuance of common stock in relation to SARs exercised	2,026	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	303	—	303	—	303
Dividends declared on ordinary shares	—	—	—	—	—	(6,015)	(6,015)	—	(6,015)
Ordinary shares repurchased and cancelled	(3,039)	(1,678)	—	—	—	—	(1,678)	—	(1,678)
Purchase of treasury stock	—	—	(8,088)	—	—	—	(8,088)	—	(8,088)

Balance as of March 31, 2020	600,934	$66,522	$(17,315)	$(11,070)	$(6,599)	$67,482	$99,020	$5	$99,025

	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Total comprehensive income	—	—	—	12,994	—	14,595	27,589	—	27,589
Net income	—	—	—	—	—	14,595	14,595	—	14,595
Other comprehensive income	—	—	—	12,994	—	—	12,994	—	12,994

Issuance of common stock in relation to stock options and SARs exercised	4,645	879	—	—	—	—	879	—	879
Stock-based compensation	—	—	—	—	1,273	—	1,273	—	1,273
Dividends declared on ordinary shares	—	—	—	—	—	(5,367)	(5,367)	—	(5,367)

Balance as of March 31, 2021	605,579	$67,401	$(17,315)	$1,924	$(5,326)	$76,710	$123,394	$5	$123,399
Total comprehensive income	—	—	—	1,985	—	8,947	10,932	—	10,932
Net income	—	—	—	—	—	8,947	8,947	—	8,947
Other comprehensive income	—	—	—	1,985	—	—	1,985	—	1,984
Issuance of common stock in relation to SARs exercised	5,618	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,325	—	1,325	—	1,325
Dividends declared on ordinary shares	—	—	—	—	—	(5,948)	(5,948)	—	(5,948)
Ordinary shares repurchased and cancelled	(6,020)	(3,011)	—	—	—	—	(3,011)	—	(3,011)

Balance as of March 31, 2022	605,177	$64,390	$(17,315)	$3,909	$(4,001)	$79,709	$126,692	$5	$126,697

The accompanying notes are an integral part of these consolidated financial statements.

MIX TELEMATICS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended March 31,
	2020	2021	2022
Cash flows from operating activities:
Net income	$10,987	$14,595	$8,947
Adjustments to reconcile net income to net cash provided by operating activities:
Current income taxes	5,239	6,953	4,937
Deferred income taxes	4,590	(4,319)	(519)
(Gain)/loss on disposal of property, plant and equipment	(270)	13	(36)
Depreciation	16,149	12,878	10,693
Amortization of intangible assets	3,823	3,681	4,258
Amortization of deferred commissions	3,486	3,533	3,566
Impairment of long-lived assets	6	8	47
Net interest (income)/expense	(67)	72	510
Stock based compensation expense	660	1,273	1,325
Net foreign exchange loss	610	959	648
Change in allowance for doubtful accounts	3,941	2,961	2,559
Write-down of inventory to net realizable value	339	660	790
Net accrued expenses and other liabilities raised	3,016	2,535	616
Other non-cash items	(210)	(245)	(223)
Changes in operating assets and liabilities:
Inventories	(74)	(498)	(1,037)
Accounts receivables	(7,309)	1,872	(8,386)
Prepaid expenses and other current assets	(45)	(1,589)	(2,341)
Accounts payables	3,419	(2,529)	1,340
Accrued expenses and other liabilities	(7,662)	959	2,328
Deferred commissions	(3,677)	(2,251)	(3,399)
Foreign currency translation adjustments on operating assets and liabilities	(3,478)	2,482	(32)
Interest received	683	641	404
Interest paid	(204)	(311)	(400)
Income tax paid	(5,774)	(5,761)	(7,193)
Net cash provided by operating activities	28,178	38,572	19,402
Cash flows from investing activities:
Acquisition of property, plant and equipment – in-vehicle devices	(13,544)	(4,232)	(18,335)
Acquisition of property, plant and equipment –other	(1,162)	(398)	(1,985)
Proceeds from the sale of property, plant and equipment	1,294	4	60
Acquisition of intangible assets	(5,666)	(4,024)	(5,897)
Loans to external parties	(344)	—	—
Net cash used in investing activities	(19,422)	(8,650)	(26,157)
Cash flows from financing activities:

Proceeds from issuance of ordinary shares in relation to stock options and SARs exercised	—	879	—
Cash paid for ordinary shares repurchased	(9,764)	—	(3,011)
Cash paid on dividends to MiX Telematics stockholders	(5,999)	(5,359)	(5,929)
Movement in short-term debt	312	(729)	3,873
Net cash used in financing activities	(15,451)	(5,209)	(5,067)
Net (decrease)/increase in cash and cash equivalents, and restricted cash	(6,695)	24,713	(11,822)
Cash and cash equivalents, and restricted cash at the beginning of the year	27,838	18,652	46,343
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(2,491)	2,978	198
Cash and cash equivalents, and restricted cash at the end of the year	18,652	46,343	34,719

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

Basis of preparation and consolidation
The Company’s consolidated financial statements for the year ended March 31, 2022 are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read in conjunction with the accompanying notes thereto. All subsidiaries have been consolidated, including variable interest entities (“VIEs”) of which the Company is deemed to be the primary beneficiary. Inter-company transactions, balances and unrealized gains on transactions between group companies are eliminated. Unrealized losses are also eliminated except to the extent the transaction provides evidence of an impairment of the transferred asset. Accounting policies of subsidiaries have been adjusted to ensure consistency with the policies adopted by the Company. All subsidiaries have the same reporting dates as the Company.

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

We have considered the impact of COVID-19 on the estimates and assumptions used. As of March 31, 2022, we have taken into account the impact of COVID-19 on expected credit losses. We do not expect a significant impact on goodwill sensitivities and impairment assessments. However, future changes in economic conditions related to COVID-19 could have an impact on future estimates and judgements used.

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

The Company distributes devices and other hardware to enterprise fleet customers through value-added resellers. Value-added resellers are considered to act as a principal for the sale of hardware to the end customer, and revenue is recognized by the Company upon sale of the hardware unit to the resellers. Value-added resellers are also considered to act as a principal for the provision of the service to end customers because, even though the resellers do not provide the service themselves, the resellers control the right to receive the service before that right is transferred to the end customer, the resellers have the primary responsibility for fulfilling the promise to provide the service to the end customer, and the resellers have full discretion in establishing the prices charged to the end customer. Accordingly, subscription revenue is recognized as the service is provided to the resellers.

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

As of March 31, 2021 and 2022, deferred commissions amounted to $3.7 million and $4.1 million respectively, which are included within Other assets on the Balance Sheet.

Amortization expense of external commissions capitalized is recognized in cost of sales, while that of internal commissions earned by the Company’s sales personnel is recognized in sales and marketing costs. Commissions not capitalized under the 12-month practical expedient are also classified in the same manner.
Foreign currency

Functional and reporting currency
Each subsidiary is consolidated by translating its assets, liabilities and results into the functional currency of its immediate parent company, and subsequently the consolidated position, determined in South African Rand, is translated into U.S. Dollars (reporting currency). Assets and liabilities are translated into U.S. Dollars using the exchange rates in effect at the balance sheet date. Equity items are translated at historical exchange rates, while income and expense items are translated using average exchange rates for the period. Foreign currency translation adjustments are reported in stockholders’ equity as a component of accumulated other comprehensive income/loss until disposal.

The movement in the foreign currency translation adjustments is as follows (in thousands):

	As of March 31,
	2021	2022
Cumulative foreign currency translation adjustments, beginning of year	$(11,070)	$1,924
Foreign currency translation gains for the year, net of tax	12,994	1,985
Cumulative foreign currency translation adjustments, end of year	$1,924	$3,909

Transactions and balances
Transactions in foreign currencies are initially recorded by the Company and its subsidiaries in their respective functional currencies using the exchange rates at the dates of the transactions. Foreign currency monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date. All resulting foreign exchange gains and losses are recognized in in Other income/expense in the Statement of Income, except for those gains and losses arising on long-term monetary assets held by a group entity in a foreign subsidiary for which settlement is neither planned nor anticipated within the foreseeable future, which forms part of the net investment of the foreign operation. These foreign exchange gains and losses are recognized as part of the foreign currency translation adjustments in accumulated other comprehensive income/loss until disposal.

Financial Assets

Cash and cash equivalents
Cash and cash equivalents comprise cash on hand and deposits held on call with banks; all of which are available for use by the Company and have an original maturity of less than three months.

Restricted cash
Restricted cash comprises deposits backing guarantees issued by financial institutions on behalf of the Company in respect of the Company’s obligations under certain lease, supply and other agreements, and cash held by MiX Telematics Enterprise BEE Trust (a VIE which is consolidated). Cash held by the Trust is to be used solely for the benefit of its beneficiaries. As at March 31, 2021 and 2022, the cash held by the Trust comprised $0.5 million and $0.7 million, respectively.
Accounts receivables
Accounts receivables are amounts due from customers for goods sold or services performed in the ordinary course of business. Since the terms of payment are not more than 12 months, accounts receivables are recognized initially at their transaction price. Subsequent to initial recognition, accounts receivables are measured at amortized cost using the effective interest method, less an allowance for doubtful accounts, which reflects expected credit losses.

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

The allowance for doubtful accounts is a valuation account and the asset’s carrying amount is reduced and the amount of the loss is recognized in the consolidated statements of income. Subsequent recoveries, if any, are credited to the allowance. Actual write-downs are recorded when the asset is deemed uncollectible after all efforts to recover have yielded no results.
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

Fair value measurements
The Company has no financial assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts of the Company’s financial instruments, except for loans to external parties, approximate their fair values due to their short-term nature. The fair value of the loans to external parties is determined using unobservable market data (Level 3 inputs), that represent management’s estimate of current interest rates that a commercial lender would charge the borrowers.

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

Inventories
Inventories comprise finished goods which are stated at the lower of cost and net realizable value. Cost is determined using a first-in, first-out (“FIFO”), actual cost or weighted average cost basis. The cost of inventories includes the cost of manufacturing as charged by third parties and excludes borrowing costs. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation, and is based upon assumptions about future demand and market conditions. Impairments of inventory are not subsequently reversed. During the years ended March 31, 2020, 2021 and 2022, $0.3 million, $0.7 million and $0.8 million was recognized, respectively, as a charge in cost of sales as a result of the write-down of inventory to net realizable value.

Property, plant and equipment
Property, plant and equipment are stated at historical cost less accumulated depreciation and any accumulated impairment losses. Historical cost includes all expenditure directly attributable to the acquisition of the items of property, plant and equipment. Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. Repairs and maintenance are charged to the consolidated statements of income in the reporting period in which they are incurred.

The cost of in-vehicle devices installed in vehicles (including installation and shipping costs) as well as the cost of uninstalled in-vehicle devices, are capitalized as property, plant and equipment. The Company depreciates installed in-vehicle devices on a straight-line basis over their expected useful lives, commencing upon installation, whereas uninstalled in-vehicle devices are not depreciated until installed. The related depreciation expense is recorded as part of cost of sales in the consolidated statements of income. Depreciation is calculated using the straight-line method to reduce the cost of the asset to its residual value over its estimated useful life, as follows:

Plant and equipment	1 - 8 years
Motor vehicles	3 - 7 years
Furniture, fixtures and equipment	1 - 10 years
Computer and radio equipment	1 - 7 years
In-vehicle devices installed	1 - 8 years

The assets’ residual values and useful lives are reviewed, and adjusted if appropriate, at the end of each reporting period.

Gains or losses on disposal or retirement are recognized within Other income/expenses in the consolidated statements of income.

Right-of-use assets are included in Property, plant and equipment on the Consolidated Balance Sheets.

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

The lease liability is measured at commencement based on the present value of lease payments over the lease term using the relevant group entity’s incremental borrowing rate at inception of the lease. The lease liability is remeasured when the Company changes its assessment of whether an extension option will be exercised, when a termination notice is served, or when there are other changes to the terms of the lease such as rent concessions or an extension to the lease term that was not initially catered for in the lease agreement.

When the lease liability is remeasured, a corresponding adjustment is made to the carrying amount of the right-of-use asset. The adjustment is recorded in the consolidated statements of income once the carrying amount of the right-of-use asset has been reduced to zero.

The Company presents right-of-use assets within Property, plant and equipment, and lease liabilities within Accrued expenses and other liabilities, on the Consolidated Balance Sheets.

Goodwill
Goodwill is tested for possible impairment at least annually, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Qualitative factors are first assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Goodwill is allocated to a reporting unit for the purpose of impairment testing. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the carrying value of the reporting unit, to which goodwill has been allocated, is compared to its fair value, and a goodwill impairment charge is recognized for the amount (if any) by which the carrying value exceeds the fair value, limited to the amount of the goodwill. No impairments of goodwill existed as of the most recent testing date of March 31, 2022 or the previous testing date of March 31, 2021. The changes in the carrying value of goodwill during fiscal year 2021 and fiscal year 2022 are attributable only to foreign currency translation adjustments.

The allocation of goodwill to reporting units is as follows (in thousands):

	As of March 31,
	2021	2022
Central Services Organization	$6,913	$7,116
Europe	8,993	8,591
Middle East and Australasia	4,364	4,365
Africa	23,668	24,362
	$43,938	$44,434

Sensitivity of goodwill to impairment as of March 31, 2022 was as follows:

	Central Services Organization	Africa	Europe	Middle East and Australasia
Fair value of reporting unit exceeded its carrying amount by	315.7%	321.0%	33.7%	300.9%
Post-tax discount rate used to determine fair value	14.6%	14.6%	10.8%	8.4%
Growth rate used to extrapolate cash flow beyond the budget period	4.6%	4.6%	3.4%	2.5%
The following mutually exclusive changes will result in nil headroom
Post-tax discount rate applied to the expected cash flow projections	32.5%	39.2%	13.1%	27.3%
Decrease in the cash flow projections of	75.9%	76.2%	25.2%	75.1%

If the growth rate in any reporting entity is changed to zero, this does not result in any impairment. Although there were no impairments of goodwill as of March 31, 2022, significant judgement was exercised in determining the fair value of each reporting unit. In particular, to the extent that anticipated new contracts do not materialize and the business strategy does not come to fruition, or key personnel are not retained, the forecasts on which the impairment tests were performed could be negatively impacted.

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

Internal-use software and technology
The Company capitalizes as intangible assets, internal-use software acquired or developed solely to meet the Company’s internal needs. Costs, excluding general and administrative costs such as general overheads, legal, research, business process engineering and data conversion costs, are capitalized from the date on which management implicitly or explicitly authorizes, or commits to fund, the project, and it is probable that the project will be completed and the software will perform the intended function (application development stage). All costs incurred during the preliminary development stage are expensed. Capitalization ceases when the project is substantially complete and the software is ready for its intended use.

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

Impairment losses recognized during the years ended March 31, 2020, 2021 and 2022 were less than $0.1 million for each year.

Common stock
Incremental external costs directly attributable to the issuance of new shares or the exercise of stock options are shown in equity as a deduction, net of tax, from the proceeds.

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

Share repurchases
On May 23, 2017, the Company’s Board of Directors approved a share repurchase program of up to R270 million (equivalent of $18.6 million as of March 31, 2022) under which the Company may repurchase its ordinary shares, including American Depositary Shares (“ADSs”). On December 3, 2021, our Board approved an increase to the share repurchase program under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the program as at December 2, 2021, the Company could repurchase additional shares with a cumulative value of R160 million (the equivalent of $11.0 million as of March 31, 2022). The total value of the whole share repurchase program post the December 3, 2021 increase is R396.5 million (the equivalent of $27.4 million as of March 31, 2022). Subsequent to the approved increase in the share repurchase program shares with a value of R44.7 million (the equivalent of $3.1 million as of March 31, 2022) were repurchased. At March 31, 2022, additional shares to the value of R115.3 million (the equivalent of $8.0 million as of March 31, 2022) may still be repurchased.

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

During the years ended March 31, 2020 and 2022, the Company repurchased 16,856,001 and 6,020,085 shares, respectively, for an aggregate repurchase consideration of $9.8 million and $3.0 million respectively. Subsequent to the repurchases during fiscal year 2022, the shares were de-listed and now form part of the authorized unissued share capital of the Company. MiX Investments holds 13,816,750 of the shares repurchased during fiscal year 2020, and the balance of the shares repurchased during fiscal year 2020 of 3,039,251 were de-listed and now form part of the authorized unissued share capital of the Company. No share repurchases were made during fiscal year 2021. The maximum value of shares that may still be repurchased under the program is R115.3 million (equivalent of $8.0 million as of March 31, 2022). The authority to repurchase shares will expire at the upcoming annual general meeting.

Taxation
Income taxes are accounted for under the asset and liability method. Income tax expense is recognized in the consolidated statements of income, except to the extent that it relates to items recognized in other comprehensive income or directly in equity. The Company uses the portfolio approach for releasing income tax effects from accumulated other comprehensive income.

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

Management periodically evaluates its tax positions with respect to situations in which applicable tax regulation is subject to interpretation. For uncertainties in income tax positions if it is more likely than not that some tax benefit will be sustained based on the technical merits of the position, then the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more likely than not that some tax benefit will be sustained, then zero tax benefit is recognized. There were no material uncertain tax positions as of March 31, 2021 and 2022.

Deferred tax liabilities arising on investments in domestic subsidiaries are not recognized to the extent that the investment can be recovered on a tax-free basis; and on investments in foreign subsidiaries to the extent that the undistributed earnings will be invested indefinitely or will be remitted in a tax-free liquidation.

Stock-based compensation
The Company operates various stock-based compensation plans, under which the entity receives services from employees as consideration for equity instruments of the Company. Settlement has taken place out of a fresh issue of shares. The equity instruments that may be granted in terms of the plans include stock options, retention shares, performance shares and stock appreciation rights, all of which entitle the holder to obtain shares in the Company. The fair value, determined at grant date, of the equity instruments granted is recognized as an expense over the vesting period, taking expected forfeiture into account, with a corresponding credit to additional paid-in capital. At the end of each reporting period, the Company revises its estimate of the number of equity instruments that are expected to vest, using historical and current information, and recognizes the impact of any revisions in the consolidated statements of income, with a corresponding adjustment to additional paid-in capital. Expected forfeitures relating to service conditions are estimated to be 5%.

Advertising
Advertising costs are expensed as incurred and are classified as sales and marketing expense on the consolidated statements of income. For the years ended March 31, 2020, 2021 and 2022, $2.0 million, $2.3 million and $4.2 million respectively, were expensed.

Recent accounting pronouncements
None of the accounting pronouncements required to be applied by the Company for the first time for the year ended 31 March 2022 had a significant financial reporting impact. In addition, new accounting pronouncements issued by 31 March 2022, but not yet effective for the Company, are not expected to have a significant financial reporting impact.

3. Credit risk related to accounts receivables

As of March 31, 2021 and 2022, the aging analysis of accounts receivables is as follows (in thousands):

	Gross	Allowance for doubtful accounts	Net
2021
Not past due	$10,156	$(513)	$9,643
Past due by 1 to 30 days	4,769	(436)	4,333
Past due by 31 to 60 days	2,457	(259)	2,198
Past due by more than 60 days	7,458	(4,367)	3,091
Total	$24,840	$(5,575)	$19,265

	Gross	Allowance for doubtful accounts	Net
2022
Not past due	$13,332	$(533)	$12,799
Past due by 1 to 30 days	4,124	(841)	3,283
Past due by 31 to 60 days	3,113	(523)	2,590
Past due by more than 60 days	9,949	(3,529)	6,420
Total	$30,518	$(5,426)	$25,092

The movements in the allowance for doubtful accounts are as follows (in thousands):

	2021	2022
Balance at April 1,	$3,602	$5,575
Bad debt provision	2,961	2,559
Write-offs, net of recoveries	(1,656)	(2,855)
Foreign currency translation differences	668	147
Balance at March 31,	$5,575	$5,426

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

The Company considers a default to have occurred when a receivable is more than 120 days past due or information determined internally or obtained from external sources indicates that the customer is unlikely to pay its creditors, including the Company, in full. Amounts provided for are generally written off when there is no expectation of recovering the amount, in accordance with the Company’s write-off policy.

Overview of the Company’s exposure to credit risk from customers

The maximum exposure to credit risk at the reporting date is the carrying value of each receivable and loan to external parties, net of impairment losses where relevant. As of March 31, 2021 and 2022, the Company has no significant concentration of credit risk, due to its spread of customers across various operations and geographical locations.

The Company does not hold any collateral as security.

Net accounts receivables as of March 31, 2021 and 2022 of $2.3 million and $4.1 million, respectively, are pledged as security for the Company’s overdraft facilities.

4. Property, plant and equipment

Property, plant and equipment comprises owned and right-of-use assets. The Company leases many assets including property, motor vehicles and office equipment.

The cost and accumulated depreciation of owned assets are as follows (in thousands):

	As of March 31,
	2021	2022
Owned assets
Plant and equipment	719	791
Motor vehicles	993	1,938
Furniture, fixtures and equipment	1,519	1,553
Computer and radio equipment	3,639	4,036
In-vehicle devices	53,448	65,881
Assets in progress	7	332
Owned assets, gross	60,325	74,531
Less: accumulated depreciation and impairments	(42,955)	(46,597)
Owned assets, net	$17,370	$27,934
Total depreciation expense related to owned assets during the years ended March 31, 2020, 2021 and 2022 was $16.1 million, $12.9 million and $10.7 million, respectively. Depreciation expense related to in-vehicle devices is included in subscription cost of revenue.

The cost and accumulated depreciation of right-of-use assets are as follows (in thousands):

	As of March 31,
	2021	2022
Right-of-use assets
Property	$8,348	$7,019
Equipment, motor vehicles and other	226	305
Less: accumulated depreciation	(2,481)	(2,984)
Right-of-use assets, net	$6,093	$4,340

5. Intangible assets

Intangible assets comprise the following (in thousands):

		As of March 31, 2021			As of March 31, 2022
	Useful life (in years)	Gross Carrying amount	Accumulated amortization	Net	Gross Carrying amount	Accumulated amortization	Net
Patents and trademarks	3 - 20	$115	$(82)	$33	$105	$(70)	$35
Customer relationships	2 - 15	2,687	(2,271)	416	2,772	(2,528)	244
Internal-use software, technology and other	1 - 18	35,618	(17,764)	17,854	42,335	(22,154)	20,181
Total		$38,420	$(20,117)	$18,303	$45,212	$(24,752)	$20,460

For the years ended March 31, 2020, 2021 and 2022, amortization expense of $3.8 million, $3.7 million, and $4.3 million has been recognized, respectively.

The weighted average amortization period of intangible assets purchased during the year ended March 31, 2021 and 2022 is 1 year and 5 years, respectively.

As of March 31, 2021 and 2022, there was internal-use software in progress of $3.8 million, and $5.5 million, respectively.

As of March 31, 2022, the estimated future amortization expense is as follows (in thousands):

Years ending March 31,
2023	$8,115
2024	4,767
2025	4,124
2026	2,521
2027	650
Thereafter	283
Total	$20,460

6. Other assets

The following is a summary of other assets (in thousands):

	As of March 31,
	2021	2022
Deferred commissions	$3,687	$4,135
Loans to external parties and other receivables	747	853
Total other assets	$4,434	$4,988

Deferred commissions
Deferred commissions arise from commissions paid to sales employees and external third parties to obtain contracts with customers, unless the amortization period is 12 months or less, in which instance it is expensed immediately. The following is a summary of the amortization expense (in thousands):

	As of March 31,
	2021	2022
Amortization recognized during the year:	$(3,533)	$(3,566)
–Cost of revenue (external commissions)	(2,552)	(2,602)
–Sales and marketing (internal commissions)	(981)	(964)

Loans to external parties
The loans to external parties relate to Broad-based Black Economic Empowerment transactions entered to in South Africa.

As of March 31, 2021 and March 31, 2022, the amortized cost of the loans to Black Industrialists Group Property Management Company (Pty) Ltd (“BIG”) and HSW Management services CC (“HSW”) amounted to $0.6 million and $0.7 million, respectively. All the loans were originated during fiscal year 2020, and are on off-market terms. No interest has been charged since origination. The imputed interest rate on the loans to BIG and HSW is 9.65% and 11.65%, respectively. Imputed interest rate represents the interest rate that results from a process of approximation required when the present value of a loan must be estimated because an established exchange price is not determinable and the loan has no ready market, while effective interest rate is the rate of return implicit in the loan, that is, contractual interest rate adjusted for any net deferred loan fees or costs, premium, or discount existing at the origination of the loan.

7. Accrued expenses and other liabilities

Accrued expenses comprise the following (in thousands):

	As of March 31,
	2021	2022
Current:
Product warranties	$605	$630
Maintenance	609	506
Employee-related accruals	6,166	7,621
Lease liabilities	1,395	932
Accrued commissions	2,199	3,017
Other accruals	6,356	6,904
Total current	$17,330	$19,610

Non-current:
Lease liabilities	$4,895	$3,655
Other liabilities	968	689
Total non-current	$5,863	$4,344

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

	As of March 31,
	2021	2022
Product warranties
Opening balance	$616	$612
Warranty expense	102	307
Utilized	(211)	(242)
Foreign currency translation difference	105	6
Balance as of March 31	$612	$683
Non-current portion (included in other liabilities)	$7	$53
Current portion	$605	$630

8. Deferred revenue

The movement in deferred revenue is as following (in thousands):

	As of March 31,
	2021	2022
Deferred revenue
Opening balance	$5,077	$5,788
Increases during the year	33,009	53,267
Recognized as revenue	(33,210)	(52,486)
Foreign currency translation difference	912	123
Closing balance	$5,788	$6,692

During the year ended March 31, 2021 and March 31, 2022, revenue of $3.1 million and $3.8 million, respectively, was recognized which was included in the deferred revenue balances as of the beginning of the year.

9. Development expenditure

Development expenditure incurred comprises the following (in thousands):

	As of March 31,
	2020	2021	2022
Costs capitalized (1)	$3,359	$2,928	$3,751
Costs expensed (2)	5,467	4,284	5,597
Total costs incurred	$8,826	$7,212	$9,348

(1) Costs capitalized relate only to the development of internal-use software, which are recognized in accordance with the Intangible assets (Internal-use software and technology) accounting policy.
(2) Costs expensed are included in Administration and other expenses in the consolidated statements of income.

10. Leases

The Company leases property, office equipment and vehicles under operating leases. The lease terms vary between 1 month and 121 months, with many leases providing renewal rights and certain leases with annual escalations of up to 8% per annum. To the extent the Company is reasonably certain that it will exercise renewal options, such options have been included in the lease terms used for calculating the right-of-use assets and lease liabilities. Right-of-use assets are included in Property, plant and equipment in the Consolidated Balance Sheets and lease liabilities related to the Company’s operating leases are included in Accrued expenses and other liabilities and Long-term accrued expenses and other liabilities in the Consolidated Balance Sheets.

Where lease terms are 12-months or less, and meet the criteria for short-term lease classification, no right-of-use asset and no lease liability are recognized.

The components of lease cost are as follows (in thousands):

	As of March 31,
	2020	2021	2022
Operating lease cost	$1,631	$1,657	$1,643
Short-term lease cost	198	407	330
Total lease cost	$1,829	$2,064	$1,973

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	As of March 31,
	2020	2021	2022
Operating cash flow information:
Cash payments included in the measurement of lease liabilities	$1,500	$1,540	$1,502
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,520	$110	$417
Weighted-average remaining lease term - operating leases (months) (1)	46	38	25
Weighted-average discount rate - operating leases	7.2%	7.3%	8.0%

(1) Including expected renewals where appropriate.

Maturities of operating lease liabilities as of March 31 were as follows (in thousands):

2023	$1,261
2024	846
2025	748
2026	667
2027	684
Thereafter	1,733
Total future minimum lease payments	5,939
Less: Imputed interest	(1,352)
Present value of future minimum lease payments	4,587
Less: Current portion of lease liabilities	(932)
Non-current portion of lease liabilities	$3,655

11. Income taxes

The following table presents domestic and foreign components of income/(loss) before income tax expense (in thousands):

	As of March 31,
	2020	2021	2022
Domestic (South Africa)	$30,464	$14,443	$12,254
Foreign	(9,648)	2,786	1,111
Income before income tax expense	$20,816	$17,229	$13,365

The following is a summary of the Company’s provision for income taxes for the years ended March 31, 2020, 2021 and 2022:

	As of March 31,
	2020	2021	2022
Current tax
Domestic (South Africa)	$(4,261)	$(5,768)	$(4,346)
Foreign federal	—	(165)	(74)
Foreign state	(978)	(1,020)	(517)
Total Current	(5,239)	(6,953)	(4,937)
Deferred tax
Domestic (South Africa)	(4,744)	3,987	573
Foreign federal	55	83	(155)
Foreign state	99	249	101
Total deferred	(4,590)	4,319	519
Total income tax expense	$(9,829)	$(2,634)	$(4,418)

The following table provides a reconciliation of the income tax expense calculated at the South African statutory tax rate, of 28%, to the income tax expense:

	As of March 31,
	2020	2021	2022
Income before income tax expense	$20,816	$17,229	$13,365
Tax at South African statutory rate of 28%	5,828	4,824	3,742
Tax effect of:
– Income not subject to tax	—	(35)	(55)
– Non-deductible expenses (1)	235	929	626
– Non-deductible/(non-taxable) foreign exchange movements (2)	4,085	(3,401)	(419)
– Investment in subsidiaries	42	217	202
– Withholding tax	—	23	113
– Utilization of previously unrecognized tax losses (3)	(195)	(252)	53
– Foreign tax paid (4)	623	425	357
– Foreign tax rate differential	(213)	(241)	(115)
– Recognition of previously unrecognized tax losses	(11)	(73)	35
– Tax losses not recognized	75	92	314
– Under-provision prior years	138	298	(102)
– Tax incentives in addition to cost incurred (5)	(897)	(321)	(253)
– Transfer pricing imputation	65	21	67
– Tax rate change(6)	—	—	(226)
– Imputation of controlled foreign company income	119	100	83
– Other	(65)	28	(4)
Income tax expense	$9,829	$2,634	$4,418

(1) These non-deductible expenses consist primarily of items of a capital nature and costs attributable to exempt income, primarily dividends from subsidiaries.
(2) The non-deductible/(non-taxable) foreign exchange movements arise as a result of the Company’s internal loan structures.
(3) The utilization of assessed losses arises mainly in Europe where historical assessed losses were being utilized.
(4) The foreign tax paid relates primarily to withholding taxes on revenue earned in jurisdictions where the Company does not have a jurisdictional presence.
(5) The tax incentives relate mainly to research and development allowances, as well as learnership allowances received in terms of the South African tax authorities. MiX Telematics International Proprietary Limited (“MiX International”), a subsidiary of the Company, is eligible for a 150% allowance for research and development spend in terms of section 11D of the South African Income Tax Act. During fiscal years prior to 2017, the additional 50% tax deduction was disallowed on certain projects because the South African Department of Science and Innovation (“DSI”) was of the view that the amounts claimed did not constitute qualifying expenditure. After a lengthy legal process, the DSI approved the additional deductions during fiscal year 2020, resulting in the recognition of a tax benefit of $0.5 million for fiscal year 2020 that previously was not considered probable.
(6) The tax rate change relates to MiX Telematics Europe Limited’s corporate tax rate change from 19% to 24%.

The Company’s weighted average tax rate is 33.1% (2021: 15.3%, 2020: 47.2%).

The Company’s net deferred tax liabilities consist of the following (in thousands):

	As of March 31,
	2021	2022
Deferred tax assets
Deferred revenue	1,224	1,432
Capital allowances for tax purposes	823	1,010
Accruals	5,037	4,936
Tax losses	1,456	2,000
Stock based compensation	540	554
Deferred foreign currency losses	407	338
Recurring commission liability	186	241
Lease liabilities	552	517
Other	166	39
Gross deferred tax assets	10,391	11,067
Set-off of deferred tax balances	(6,098)	(6,652)
Net deferred tax assets before valuation allowance	4,293	4,415
Less valuation allowance	(511)	(647)
Net deferred tax assets	3,782	3,768

Deferred tax liabilities
Capital allowances for tax purposes	3,494	3,629
Intangible assets	3,559	3,735
Prepaid expenses	133	232
Deferred foreign currency gains	6,186	5,673
Investment in subsidiaries	427	646
Deferred commissions	802	719
Lease assets	482	638
Other	202	352
Gross deferred tax liabilities	15,285	15,624
Set-off of deferred tax balances	(6,098)	(6,652)
Net deferred tax liabilities	9,187	8,972
Net deferred tax liability	(5,405)	(5,204)
The gross movement in net deferred tax assets/(liabilities) is as follows:
Opening balance	(8,328)	(5,405)
Foreign currency translation	(1,415)	(268)
Other comprehensive income	19	(50)
Statement of Income charge	4,319	519
Closing balance	(5,405)	(5,204)

Recognition of deferred tax
Deferred tax at year-end has been recognized using the following corporate tax rates:

Region	2021	2022
South Africa	28%	28%
Australia	30%	30%
Brazil	34%	34%
Romania	16%	16%
Thailand	20%	20%
Uganda	30%	30%
United Arab Emirates	—%	—%
United Kingdom	19%	24%
United States of America	21%	21%

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. As of March 31, 2021 and 2022, the Company believes that it is not more likely than not that deferred tax assets of $0.5 million and $0.6 million, respectively, will be realized in respect of cumulative tax losses amounting to $2.0 million and $2.5 million, respectively. Accordingly, the Company has recorded a valuation allowance on such deferred tax assets.

For the year ended March 31, 2021, the valuation allowance decreased by $0.3 million primarily as a result of utilizing previously unrecognized tax losses. For the year ended March 31, 2022, the valuation allowance increased by 0.3 million as a result of an increase in deferred tax assets not recognized on current year tax losses.

As at March 31, 2021 and 2022, the Company had tax loss carryforwards of $11.7 million and $5.1 million. respectively. The tax loss carryforwards can be carried forward indefinitely, except for tax losses of $0.3 million in Thailand, which expire between 2023 and 2025.

12. Earnings per share

Basic
Basic earnings per share is calculated by dividing the income attributable to ordinary shareholders of the parent by the weighted average number of ordinary shares in issue during the year.

The net income and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	As of March 31,
	2020	2021	2022
Numerator (basic)
Net income attributable to MiX Telematics Limited stockholders	$10,987	$14,595	$8,947
Denominator (basic)
Weighted average number of ordinary shares in issue and outstanding	553,653	549,415	551,923
Basic earnings per share	$0.02	$0.03	$0.02

American Depository Shares (1):
Net income attributable to MiX Telematics Limited stockholders	$10,987	$14,595	$8,947
Weighted average number of American Depository Shares in issue and outstanding	22,146	21,977	22,077
Basic earnings per American Depository Share	$0.50	$0.66	$0.41

(1) One American Depository Share is the equivalent of 25 ordinary shares.

Diluted
Diluted earnings per share is calculated by dividing the diluted income attributable to ordinary shareholders by the diluted weighted average number of ordinary shares in issue during the year. Stock options, retention shares and stock appreciation rights granted to employees under the TeliMatrix Group Executive Incentive Scheme and the MiX Telematics Long-Term Incentive Plan (“LTIP”) are considered to be potential ordinary shares. They have been included in the determination of diluted earnings per share if the required target share price or annual shareholder return hurdles (as applicable) would have been met based on the performance up to the reporting date, and to the extent to which they are dilutive. No further awards will be made in terms of the TeliMatrix Group Executive Incentive Scheme going forward.

	As of March 31,
	2020	2021	2022
Numerator (diluted)
Diluted net income attributable to MiX Telematics Limited stockholders	$10,987	$14,595	$8,947
Denominator (diluted)
Weighted average number of ordinary shares in issue and outstanding	553,653	549,415	551,923
Adjusted for:
– potentially dilutive effect of stock appreciation rights	12,560	9,872	10,531
– potentially dilutive effect of restricted share units	—	774	1,504
– potentially dilutive effect of stock options	1,666	562	—
Diluted weighted average number of ordinary shares in issue and outstanding	567,879	560,624	563,958
Diluted earnings per share	$0.02	$0.03	$0.02

American Depository Shares (1):
Diluted net income attributable to MiX Telematics Limited stockholders	$10,987	$14,595	$8,947
Diluted weighted average number of American Depository Shares in issue and outstanding	22,715	22,425	22,558
Diluted earnings per American Depository Share	$0.48	$0.65	$0.40

(1) One American Depository Share is the equivalent of 25 ordinary shares.

13. Dividends

The following dividends were declared (in thousands):

	As of March 31,
	2020	2021	2022
Dividends declared	$6,015	$5,367	$5,948

14. Segment information

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

The CODM has been identified as the Chief Executive Officer who makes strategic decisions for the Company. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses income before income tax expense excluding net interest income/expense, net foreign exchange gains/losses, net loss/profit on sale of property, plant and equipment, depreciation, amortization, operating lease costs, stock–based compensation costs, restructuring costs, legal costs associated with patent infringement, gains or losses on the disposal or impairments of long-lived assets and corporate and consolidation entries. Product development costs are capitalized and amortized and this amortization is excluded from Segment Adjusted EBITDA.

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

The segment information provided to the CODM is as follows (in thousands):

	As of March 31, 2020
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$70,886	$5,870	$76,756	$33,103
Europe	11,682	3,345	15,027	5,603
Americas	22,322	2,207	24,529	10,370
Middle East and Australasia	17,389	5,741	23,130	11,031
Brazil	5,181	614	5,795	2,366
Total Regional Sales Offices	127,460	17,777	145,237	62,473
Central Services Organization	110	303	413	(9,175)
Total Segment Results	$127,570	$18,080	$145,650	$53,298

(1) Subscription revenue is recognized over time.
(2) Hardware and other revenue is recognized at a point in time.

	As of March 31, 2021
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$62,453	$5,495	$67,948	$31,781
Europe	12,138	2,441	14,579	6,260
Americas	18,211	770	18,981	7,077
Middle East and Australasia	16,558	4,679	21,237	9,751
Brazil	3,922	142	4,064	1,495
Total Regional Sales Offices	113,282	13,527	126,809	56,364
Central Services Organization	69	16	85	(7,553)
Total Segment Results	$113,351	$13,543	$126,894	$48,811

(1) Subscription revenue is recognized over time.
(2) Hardware and other revenue is recognized at a point in time.

	As of March 31, 2022
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$74,778	$8,398	$83,176	$36,467
Europe	13,509	3,745	17,254	6,337
Americas	14,036	1,538	15,574	842
Middle East and Australasia	16,950	5,604	22,554	10,034
Brazil	4,253	401	4,654	1,260
Total Regional Sales Offices	123,526	19,686	143,212	54,940
Central Services Organization	47	35	82	(10,168)
Total Segment Results	$123,573	$19,721	$143,294	$44,772

(1) Subscription revenue is recognized over time.
(2) Hardware and other revenue is recognized at a point in time.

The revenue from external parties reported to the Company’s CODM is recognized and measured in a manner consistent with that in the consolidated statements of income. Revenue generated by the South African-based operating segments of the Company (i.e. Central Services Organization and Africa, excluding East Africa) to its local and foreign-based customers for fiscal years 2020, 2021 and 2022, amounted to $76.0 million, $67.1 million and $82.3 million, respectively. Revenue generated by the foreign-based segments (i.e. Europe, Americas, East Africa, Middle East, Brazil and Australasia) to its local and foreign-based customers for fiscal years 2020, 2021 and 2022, amounted to $69.7 million, $59.8 million and $61.0 million.

A reconciliation of the segment results to income before income tax expense for the year is disclosed below (in thousands).

	As of March 31,
	2020	2021	2022
Segment Adjusted EBITDA	$53,298	$48,811	$44,772
Corporate and consolidation entries	(8,366)	(8,879)	(10,243)
Loss contingency (1)	(233)	—	—
Operating lease costs (2)	(1,610)	(1,652)	(1,611)
Product development costs (3)	(1,363)	(1,112)	(1,353)
Depreciation and amortization	(19,972)	(16,559)	(14,951)
Impairment of long-lived assets	(6)	(8)	(47)
Stock-based compensation costs	(660)	(1,273)	(1,325)
Restructuring costs (4)	1	(1,055)	(164)
Net profit/(loss) on sale of property, plant and equipment	270	(13)	36
Net foreign exchange losses	(610)	(959)	(648)
Net interest income/(expense)	67	(72)	(510)
Legal costs associated with patent infringement	—	—	(591)
Income before income tax expense	$20,816	$17,229	$13,365

(1) For segment reporting purposes, a loss contingency (51% probability), had been raised prior to fiscal year 2019. As of March 31, 2020, the loss contingency was no longer needed because an outflow was considered remote. In order to reconcile Segment Adjusted EBITDA to income before income tax expense, the increases/decreases to the loss contingency, recognized for segment reporting purposes, needed to be added/deducted.

(2) For the purposes of calculating Segment Adjusted EBITDA, operating leases have been capitalized, except for leases with a term of no more than 12 months or leases of low value assets. Where operating leases are capitalized for segment reporting purposes, the amortization of the right-of-use asset and the interest on the operating lease liability are excluded from the Segment Adjusted EBITDA. Therefore, in order to reconcile Segment Adjusted EBITDA to income before income tax expense, the total lease expense in respect of operating leases needs to be deducted.

(3) For segment reporting purposes, product development costs, which do not meet the capitalization requirements under ASC 730 Research and Development or under ASC 985 Software, are capitalized and amortized. The amortization is excluded from Segment Adjusted EBITDA. In order to reconcile Segment Adjusted EBITDA to income before income tax expense, product development costs capitalized for segment reporting purposes need to be deducted.

(4) During fiscal year 2021, the Company incurred $1.1 million of restructuring costs which comprise of employee termination benefits, as a result of measures to minimize the adverse economic and business effect of the COVID-19 pandemic and to re-align resources with the Company’s current business outlook and cost structure. $0.7 million, $0.2 million, $0.1 million and $0.1 million of the restructuring costs related to the CSO, Africa, North America and Middle East and Australasia reporting segments, respectively. As of March 31, 2022, all of the restructuring costs had been paid. Restructuring costs are included in Administration and other expenses in the consolidated statements of income.

Segment assets are not disclosed because such information is not reviewed by the CODM. The following table depicts the geographical location of the Company’s long-lived assets (in thousands) other than financial instruments, deferred commissions and deferred tax assets:

	As of March 31,
	2021	2022
South Africa	$63,832	$75,621
Europe	10,366	10,161
America	5,178	5,192
Middle East and Australia	5,474	5,099
Brazil	854	1,095
Total	$85,704	$97,168

These assets are allocated based on the physical location of the asset.

No single customer accounted for 10% or more of the Company’s total revenue in fiscal years 2020, 2021 and 2022. No single customer accounted for 10% or more of the Company’s accounts receivable as of fiscal years ended 2021 and 2022.

15. Stock-based compensation plan

The Company has issued share incentives to directors and certain key employees within the Company under the MiX Telematics Long-Term Incentive Plan (“LTIP”), an equity-classified incentive plan.

The LTIP provides for three types of grants to be issued, namely performance shares, restricted share units (“RSUs”) and stock appreciation rights (“SARs”).

As of March 31, 2022, there were 34,965,000 shares reserved for future issuance under the LTIP.

The total stock-based compensation expense recognized during the years ended March 31, 2020, 2021 and 2022, was $0.7 million, $1.3 million and $1.3 million, respectively. Net deferred tax benefits recognized/(reversed) on total stock-based compensation expense in the Statement of Income for the years ended March 31, 2020, 2021 and 2022, was $0.4 million, $0.1 million and $(0.1) million, respectively. Tax benefits realized on awards exercised during the years ended March 31, 2020, 2021 and 2022, was $0.2 million, $0.1 million and $0.6 million, respectively.

Stock appreciation rights granted under the LTIP

Under the LTIP, SARs may be issued to certain directors and key employees. The exercise price of the SARs granted is equal to the closing market value of ordinary shares on the day preceding the date of grant. The SARs granted vest in tranches of 25%

per annum, commencing on the second anniversary of the grant date and expire 6 years after the grant date. Vesting is contingent upon employment within the Company and an annual total shareholder return in excess of 10% being achieved, taking into account any dividends paid during the vesting period. Management estimates forfeiture to be approximately 5%. Upon exercise, the Company will settle the value of the difference, between the closing market value of the ordinary shares on the day of settlement and the award price (if positive), by delivering shares. The Company has no legal or constructive obligation to settle the SARs in cash.

The following table summarizes the Company’s SARs for the year ended March 31, 2022:

	Number of SARs	Weighted- Average Exercise Price in U.S. Cents*	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value* (in thousands)
Outstanding as of April 1, 2021	40,567,917	38
Granted on December 9, 2021	11,625,000	51
Granted on March 24, 2022	500,000	50
Exercised	(9,692,917)	22
Forfeited	(2,028,125)	46
Outstanding as of March 31, 2022	40,971,875	45	3.73
Vested and expected to vest as of March 31, 2022	39,407,969	45	3.71	$2,569
Vested as of March 31, 2022	9,693,750	35	1.70	$1,583

* The exercise price is denominated in South African cents. U.S. currency amounts are based on a ZAR:USD exchange rate of 14.4916 as of March 31, 2022.

The weighted-average grant-date fair value of SARs granted during the years ended March 31, 2020, 2021 and 2022, was 22 U.S. cents, 16 U.S. cents and 22 U.S. cents, respectively. The grant-date fair value was determined using a combination of the Monte Carlo Simulation option pricing model and the Binomial Tree option pricing model. U.S. currency amounts are based on a ZAR:USD exchange rate of 14.4916 as of March 31, 2022. The key drivers and assumptions input into the valuation models used to determine these values are disclosed below. The volatility was calculated using a mixture of the Company’s historical data as well as the share data of comparable companies for grants made in all financial years preceding 2022 and the Company’s historical share data for grants made in the 2022 fiscal year and the current year.

The total intrinsic value of SARs exercised during fiscal years 2020, 2021 and 2022 was $1.25 million, $0.57 million, and $3.01 million, respectively. U.S. Dollar amounts are based on a ZAR:USD exchange rate of 14.4916 as of March 31, 2022.

The following table summarizes the Company’s unvested SARs for the year ended March 31, 2022:

	Number of SARs	Weighted- Average Grant-Date Fair Value in U.S. Cents*
Unvested as of April 1, 2021	28,512,500	17
Granted on December 9, 2021	11,625,000	22
Granted on March 24, 2022	500,000	22
Vested	(7,331,250)	13
Forfeited	(2,028,125)	18
Unvested as of March 31, 2022	31,278,125	20

* The exercise price used to determine the grant date fair value is denominated in South African cents. U.S. currency amounts are based on a ZAR:USD exchange rate of 14.4916 as of March 31, 2022.

As of March 31, 2022, there was $2.81 million of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 4.07 years.
Restricted share units granted under the LTIP

Under the LTIP, RSUs may be issued to certain directors and key employees. The scheme rules allow for a maximum of 2 million RSUs to be granted in any financial year and for a maximum of 12 million RSUs to be granted in aggregate over the life of the plan.

2 million time-based RSUs were granted on June 1, 2020, and will vest in tranches of 50% per annum, commencing on the second anniversary of the grant date. Vesting is conditional upon the continued employment of the recipient with the Company. Management estimates forfeiture to be approximately 5%. Settlement will take place in the Company’s shares. The Company has no legal or constructive obligation to settle the RSUs in cash. The weighted average grant date fair value per RSU granted was 35 U.S. cents. U.S. currency amounts are based on a ZAR:USD exchange rate of 14.4916 as of March 31, 2022. The grant date fair value was determined by deducting the present value of expected dividends to be paid per share prior to vesting from the closing market price of the Company’s shares on the grant date. The unrecognized compensation cost related to unvested RSUs as of March 31, 2022 was $0.2 million, which will be recognized over a weighted average period of 1 year, which is also the weighted average remaining contractual period.

16. Debt

As of March 31, 2021 and 2022, debt comprises bank overdrafts of $1.7 million and $5.6 million, respectively. Details of undrawn facilities are shown below:

		As of March 31,
	Interest rate	2021	2022
Undrawn borrowing facilities at floating rates include:
– Standard Bank Limited:
Overdraft	SA prime* less 1.2%	$2,616	$—
Vehicle and asset finance	SA prime* less 1.2%	570	587
Working capital facility	SA prime* less 0.25%	1,676	544
– Nedbank Limited overdraft	SA prime* less 2%	670	690
		$5,532	$1,821
*South African prime interest rate

As of March 31, 2021 and 2022, the South African prime interest rate was 7.00% and 7.75%, respectively. The Standard Bank and Nedbank facilities have no fixed renewal date and are repayable on demand. The facility from Nedbank Limited is unsecured. The Standard Bank overdraft facility was fully utilized as at March 31, 2022.

17. Commitments and contingencies
Capital commitments

As of March 31, 2020, 2021 and 2022, the Company had approved, and contracted, capital commitments for property, plant and equipment of $1.8 million, $1.2 million and $14.8 million, respectively; and for intangible assets of $0.9 million, $1.3 million and $1.6 million, respectively.

Capital commitments will be funded out of a mixture of working capital and cash and cash equivalents.

Contingencies

Service agreement

In terms of an amended network services agreement with Mobile Telephone Networks Proprietary Limited (“MTN”), MTN is entitled to claw back payments from MiX Telematics Africa Proprietary Limited, a subsidiary of the Company, in the event of early cancellation of the agreement or certain base connections not being maintained over the term of the agreement. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2021 and 2022 was $2.0 million and $1.7 million, respectively. No loss is considered probable under this arrangement.

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

The Commission’s lawyer recently approached the Tribunal to secure a pre-hearing date. The pre-hearing will be used to set a timetable for the further process towards a hearing in due course. The parties expect the pre-hearing (once held) to result in dates for a hearing being established (along with a timeline for the production of documents such as the Commission’s investigative record, discovery, exchange of factual witness statements etc). The Tribunal has not yet reverted on the pre-hearing date.

We cannot predict the timing of a resolution or the ultimate outcome of the matter. However, the Company and its external legal advisers continue to believe that we have consistently adhered to all applicable laws and regulations and that the referral from the Commission is without merit. We have therefore currently not made any provisions for this matter.

The Ugandan Income Tax matter

A claim has been raised by the Uganda Revenue Authority (“URA”) for Income Tax against MiX Telematics East Africa Limited based in Uganda. The initial assessment was received on July 20, 2020. We formally objected to the initial assessment raised by the URA. The objection letter is clear in its presentation of financial information and the application of tax legislation and concludes that no further assessment is justified. On December 15, 2020 the URA rejected our objection and proceeded to raise an additional assessment.

We are currently investigating the basis for this additional tax. We have engaged an in-country legal counsel and tax advisors with the objective of having these additional assessments reversed. The potential liability as of March 31, 2022 was $1.0 million. No loss is considered probable, we have therefore currently not made any provisions for this matter.

18. Retirement benefits

It is the policy of the Company to provide retirement benefits to all its South African, United Kingdom, United States, Brazilian, Romanian and Australian employees. All these retirement benefits are defined contribution plans and are held in separate trustee-administered funds. These plans are funded by members as well as company contributions. The South African plan is subject to the Pension Funds Act of 1956, the UK plan is subject to the United Kingdom Pensions Act 2008 and the Australian plan is subject to the Superannuation Guarantee Administration Act of 1992. In Brazil, the Company contributes to a mandatory state social contribution plan known as Regime Geral de Previdência Social. In Romania there is a mandatory social security contribution paid to the state budget, as defined by the Pension Law (Law 263/2010) and the Fiscal Code (Law 227/2015). For the United States employees, a voluntary Internal Revenue Service section 401(k) tax-deferred as well as a Roth IRA post-tax defined contribution schemes are offered. The full extent of the Company’s liability, in respect of the retirement benefits offered, is the contributions made, which are charged to the consolidated statements of income as they are incurred. The total Company contribution to such schemes for the years ended March 31, 2020, 2021 and 2022 were $2.2 million, $1.9 million and $2.1 million, respectively.

19. Related party transactions

Prior to July 2019 the Company leased premises from TPF Investments Proprietary Limited (“TPF”), a company over which Robin Frew (non-executive Chairperson of the Company) exercised significant influence. A lease expense of $0.2 million was recognized during the year ended March 31, 2020. During fiscal year 2020 the Company acquired the property from TPF and sold it immediately to Black Industrialists Group Property Management Company (Pty) Ltd (“BIG”), a non-related party, as part of a Broad-Based Black Economic Empowerment transaction. The Company now leases the property from BIG.

20. Subsequent events

Other than the items below, the directors are not aware of any matter material or otherwise arising since March 31, 2022 and up to the date of this report, not otherwise dealt with herein.

Dividend declared
The Board of Directors declared in respect of the fourth quarter of fiscal year 2022 which ended on March 31, 2022, a dividend of 4 South African cents per ordinary share and 1 South African Rand per ADS that will be paid on June 30, 2022.

21. Exchange rates

The Company is subject to fluctuations in exchange rates between the ZAR and foreign currencies, primarily the U.S. Dollar and the British Pound Sterling. The following major rates of exchange were used in the preparation of the consolidated financial statements:

		As of March 31,
		2020	2021	2022
USD:ZAR	– closing	17.92	14.92	14.49
	– average	14.78	16.37	14.86

USD:GBP	– closing	0.81	0.73	0.76
	– average	0.79	0.77	0.73

Schedule II - Valuation and Qualifying Accounts
(Amounts in thousands)

Description	Balance at beginning of the year	Net additions / (decreases) - charged to costs and expenses	Net additions / (decreases) - charged to other accounts [1]		Deductions		Balance at end of the year
Year ended March 31, 2020
Allowance for doubtful accounts	$2,719	$3,941	$(403)	4	$(2,655)	2	$3,602
Deferred taxation valuation allowance	1,010	64	(131)		(195)	3	748
Year ended March 31, 2021
Allowance for doubtful accounts	3,602	2,961	670		(1,656)	2	5,577
Deferred taxation valuation allowance	748	19	(4)		(252)	3	511
Year ended March 31, 2022
Allowance for doubtful accounts	5,577	2,559	145		(2,855)	2	5,426
Deferred taxation valuation allowance	$511	$349	$(266)		$53	3	$647

1 Foreign currency translation adjustments.
2 Amounts relate to write-offs of uncollectible accounts, net of recoveries.
3 Amounts relate to utilization of previously unrecognized tax losses.
4 Net amount comprises the effect of adopting ASU 2016-13 as of April 1, 2019, an increase of $0.3 million in the allowance, as well as a foreign currency translation gain of $0.7 million.