Form 10-Q
period 2022-06-30
MiX Telematics Ltd
filed 2022-08-09
CIK 1576914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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

As of July 29, 2022, the registrant had 552,414,160 ordinary shares, of no par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$33,738	$24,639
Restricted cash	981	987
Accounts receivables, net of allowances for doubtful accounts of $5.4 million and $5.1 million, respectively	25,092	25,035
Inventory, net	3,356	4,345
Prepaid expenses and other current assets	11,463	12,780
Total current assets	74,630	67,786
Property, plant and equipment, net	32,274	32,922
Goodwill	44,434	40,556
Intangible assets, net	20,460	18,757
Deferred tax assets	3,768	2,854
Other assets	4,988	5,366
Total assets	$180,554	$168,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$5,597	$6,228
Accounts payables	8,052	6,853
Accrued expenses and other liabilities	19,610	19,338
Deferred revenue	6,692	5,755
Income taxes payable	590	619
Total current liabilities	40,541	38,793
Deferred tax liabilities	8,972	10,050
Long-term accrued expenses and other liabilities	4,344	3,665
Total liabilities	53,857	52,508

Stockholders’ equity:
MiX Telematics Limited stockholders’ equity
Preference shares: 100 million shares authorized but not issued	—	—
Ordinary shares: 605.2 million and 606.2 million no-par value shares issued and outstanding as of March 31, 2022 and June 30, 2022, respectively	64,390	64,390
Less treasury stock at cost: 53.8 million shares as of March 31, 2022 and June 30, 2022	(17,315)	(17,315)
Retained earnings	79,709	78,969
Accumulated other comprehensive income	3,909	(6,123)
Additional paid-in capital	(4,001)	(4,193)
Total MiX Telematics Limited stockholders’ equity	126,692	115,728
Non-controlling interest	5	5
Total stockholders’ equity	126,697	115,733

Total liabilities and stockholders’ equity	$180,554	$168,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2021	2022
Revenue
Subscription	$31,090	$30,963
Hardware and other	3,808	4,096
Total revenue	34,898	35,059
Cost of revenue
Subscription	9,127	10,053
Hardware and other	2,916	3,273
Total cost of revenue	12,043	13,326
Gross profit	22,855	21,733
Operating expenses
Sales and marketing	3,512	4,332
Administration and other	15,007	14,975
Total operating expenses	18,519	19,307
Income from operations	4,336	2,426
Other (expense)/income	(135)	899
Net interest (expense)/income	(78)	487
Income before income tax expense	4,123	3,812
Income tax expense	592	3,134
Net income	3,531	678
Less: Net income attributable to non-controlling interest	—	—
Net income attributable to MiX Telematics Limited	$3,531	$678

Net income per ordinary share
Basic	$0.01	$0.001
Diluted	$0.01	$0.001

Net income per American Depository Share
Basic	$0.16	$0.03
Diluted	$0.16	$0.03

Ordinary shares
Weighted average	551,860	551,367
Diluted weighted average	565,020	556,665

American Depository Shares
Weighted average	22,074	22,055
Diluted weighted average	22,601	22,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2021	2022
Net income	$3,531	$678
Other comprehensive income/(loss)
Foreign currency translation gains/(losses), net of tax	3,163	(10,032)
Total comprehensive income/(loss)	6,694	(9,354)
Less: Total comprehensive income attributable to non-controlling interest	—	—
Total comprehensive income/(loss) attributable to MiX Telematics Limited	$6,694	$(9,354)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2021 and 2022
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of April 1, 2021	605,579	$67,401	$(17,315)	$1,924	$(5,326)	$76,710	$123,394	$5	$123,399
Net income	—	—	—	—	—	3,531	3,531	—	3,531
Other comprehensive income	—	—	—	3,163	—	—	3,163	—	3,163
Issuance of common stock in relation to SARs exercised	501	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	364	—	364	—	364
Dividends of 4 South African cents (0.3 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,562)	(1,562)	—	(1,562)
Balance as of June 30, 2021	606,080	$67,401	$(17,315)	$5,087	$(4,962)	$78,679	$128,890	$5	$128,895

Balance as of April 1, 2022	605,177	$64,390	$(17,315)	$3,909	$(4,001)	$79,709	$126,692	$5	$126,697
Net income	—	—	—	—	—	678	678	—	678
Other comprehensive income	—	—	—	(10,032)	—	—	(10,032)	—	(10,032)
Issuance of common stock in relation to SARs and RSUs exercised	1,054	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	(192)	—	(192)	—	(192)
Dividends of 4 South African cents (0.3 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,418)	(1,418)	—	(1,418)
Balance as of June 30, 2022	606,231	$64,390	$(17,315)	$(6,123)	$(4,193)	$78,969	$115,728	$5	$115,733

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2021	2022
Cash flows from operating activities
Cash generated from/(used in) operations	$5,419	$(1,278)
Interest received	123	336
Interest paid	(81)	(165)
Income tax (paid)/received	(735)	422
Net cash provided by/(used in) operating activities	4,726	(685)

Cash flows from investing activities
Acquisition of property, plant and equipment – in-vehicle devices	(2,946)	(4,887)
Acquisition of property, plant and equipment – other	(64)	(305)
Proceeds from the sale of property, plant and equipment	12	33
Acquisition of intangible assets	(1,342)	(1,492)
Net cash used in investing activities	(4,340)	(6,651)

Cash flows from financing activities
Cash paid on dividends to MiX Telematics Limited stockholders	(1,549)	(1,416)
Movement in short-term debt	1,290	1,044
Net cash used in financing activities	(259)	(372)

Net increase/(decrease) in cash and cash equivalents, and restricted cash	127	(7,708)
Cash and cash equivalents, and restricted cash at beginning of the period	46,343	34,719
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	711	(1,385)
Cash and cash equivalents, and restricted cash at end of the period	$47,181	$25,626

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2022 filed with the SEC on June 14, 2022.

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

We have considered the impact of COVID-19 on the estimates and assumptions used. As of June 30, 2022, we have taken into account the impact of COVID-19 on expected credit losses. We do not expect a significant impact on goodwill sensitivities and impairment assessments. However, future changes in economic conditions related to COVID-19 could have an impact on future estimates and judgements used.

Summary of significant accounting policies

There have been no changes to the Company’s significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on June 14, 2022, that have had a material impact on the Company’s Condensed Consolidated Financial Statements and related notes.

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

Contract liabilities
When customers are invoiced in advance for subscription services that will be provided over periods of more than one month, or pay in advance of service periods of more than one month, deferred revenue liabilities are recorded. Deferred revenue as of

March 31, 2022 and June 30, 2022 was $6.7 million and $5.8 million, respectively. During the quarter ended June 30, 2021 and June 30, 2022, revenue of $1.2 million and $1.3 million respectively, was recognized which was included in the deferred revenue balances at the beginning of each such quarter.

Contract acquisition costs
Commissions payable to sales employees and external third parties which are incurred to acquire contracts are capitalized and amortized, unless the amortization period is 12 months or less, in which instance they are expensed immediately. Deferred commissions were $4.1 million and $4.4 million as of March 31, 2022 and June 30, 2022, respectively, and are included in Other assets on the Condensed Consolidated Balance Sheets.

The following is a summary of the amortization expense recognized (in thousands):

	Three Months Ended June 30,
	2021	2022
Amortization recognized during the period:	$(910)	$(941)
–Cost of revenue (external commissions)	(675)	(740)
–Sales and marketing (internal commissions)	(235)	(201)

3. Credit risk related to accounts receivable

The movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended June 30,
	2021	2022
Balance at April 1	$5,575	$5,426
Bad debt provision	571	720
Write-offs, net of recoveries	(16)	(573)
Foreign currency translation differences	194	(470)
Balance at June 30	$6,324	$5,103

Overview of the Company’s exposure to credit risk from customers

The maximum exposure to credit risk at the reporting date is the carrying value of each receivable and loan to external parties, net of impairment losses where relevant. As of March 31, 2022 and June 30, 2022, the Company had no significant concentration of credit risk, due to its spread of customers across various operations and geographical locations.

The Company does not hold any collateral as security.

Net accounts receivable as of March 31, 2022 and June 30, 2022 of $4.1 million and $3.2 million, respectively, are pledged as security for the Company’s overdraft facilities.

4. Property, plant and equipment

Property, plant and equipment comprises owned and right of use assets. The Company leases many assets including property, vehicles, machinery and IT equipment.

The cost and accumulated depreciation of owned assets are as follows (in thousands):

	March 31, 2022	June 30, 2022
Owned assets
Plant and Equipment	$791	$715
Motor Vehicles	1,938	1,879
Furniture, fixtures and equipment	1,553	1,458
Computer and radio equipment	4,036	3,803
In-vehicle devices	65,881	65,976
Assets in progress	332	317
Owned assets, gross	74,531	74,148
Less: accumulated depreciation and impairments	(46,597)	(45,086)
Owned assets, net	$27,934	$29,062
Depreciation expense related to owned assets during the three months ended June 30, 2021 and 2022 was $2.7 million and $2.6 million, respectively. Depreciation expense related to in-vehicle devices is included in subscription cost of revenue.

The cost and accumulated depreciation of right-of-use assets are as follows (in thousands):

	March 31, 2022	June 30, 2022
Right-of-use assets
Property	$7,019	$6,546
Equipment, motor vehicles and other	305	208
Less: accumulated depreciation	(2,984)	(2,894)
Right of use assets, net	$4,340	$3,860

5. Intangible assets

Intangible assets comprise the following (in thousands):

		As of March 31, 2022			As of June 30, 2022
	Useful life (in years)	Gross Carrying amount	Accumulated amortization	Net	Gross Carrying amount	Accumulated amortization	Net
Patents and trademarks	3 - 20	$105	$(70)	$35	$137	$(105)	$32
Customer relationships	2 - 15	2,772	(2,528)	244	2,678	(2,500)	178
Internal-use software, technology and other	1 - 18	42,335	(22,154)	20,181	39,124	(20,577)	18,547
Total		$45,212	$(24,752)	$20,460	$41,939	$(23,182)	$18,757

For each of the three months ended June 30, 2021 and 2022, amortization expense of $1.0 million and $1.1 million respectively, has been recognized.

6. Accrued expenses and other liabilities

Accrued expenses and other liabilities comprise the following (in thousands):

	March 31, 2022	June 30, 2022
Current:
Product warranties	$630	$313
Maintenance	506	664
Employee-related accruals	7,621	6,789
Lease liabilities	932	874
Accrued commissions	3,017	2,967
Other accruals	6,904	7,731
Total current	$19,610	$19,338

Non-current:
Lease liabilities	$3,655	$3,178
Other liabilities	689	487
Total non-current	$4,344	$3,665

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

	As of June 30, 2022
	2021	2022
Product warranties
Opening balance	$612	$683
Warranty expense	56	6
Reclassification (1)	—	(275)
Utilized	(61)	—
Foreign currency translation difference	18	(55)
Balance as of June 30	$625	$359
Non-current portion (included in other liabilities)	$18	$46
Current portion	$607	$313

(1) Relates to a reclassification of certain costs from Product warranties to the Maintenance provision.

7. Development expenditure

Development expenditure incurred comprises the following (in thousands):

	Three Months Ended June 30,
	2021	2022
Costs capitalized (1)	$971	$1,041
Costs expensed (2)	1,437	1,555
Total costs incurred	$2,408	$2,596

(1) Costs capitalized relate only to the development of internal-use software, which are recognized in accordance with the Intangible assets (Internal-use software and technology) accounting policy.
(2) Costs expensed are included in Administration and other expenses in the Condensed Consolidated Statements of Income.

8. Leases

The Company leases property, office equipment and vehicles under operating leases. The lease terms vary between 1 month and 121 months, with many leases providing renewal rights and certain leases with annual escalations of up to 8% per annum. To the extent the Company is reasonably certain that it will exercise renewal options, such options have been included in the lease terms used for calculating the right-of-use assets and lease liabilities. Right-of-use assets are included in Property, plant and equipment in the Condensed Consolidated Balance Sheets and lease liabilities related to the Company’s operating leases are included in Accrued expenses and other liabilities and Long-term accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

Where lease terms are 12-months or less, and meet the criteria for short-term lease classification, no right-of-use asset and no lease liability are recognized.

The components of lease cost are as follows (in thousands):

	Three Months Ended June 30,
	2021	2022
Operating lease cost	$407	$332
Short-term lease cost	89	46
Total lease cost	$496	$378

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended June 30,
	2021	2022
Operating cash flow information:
Cash payments included in the measurement of lease liabilities	$393	$376
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$399	$199

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	March 31, 2022	June 30, 2022
Weighted-average remaining lease term - operating leases (months) (1)	25	23
Weighted-average discount rate - operating leases	8.0%	8.0%

(1) Including expected renewals where appropriate.

Maturities of operating lease liabilities as of June 30, 2022 were as follows (in thousands):

2023 (remainder)	$954
2024	772
2025	692
2026	603
2027	614
Thereafter	1,555
Total future minimum lease payments	5,190
Less: Imputed interest	(1,138)
Present value of future minimum lease payments	4,052
Less: Current portion of lease liabilities	(874)
Non-current portion of lease liabilities	$3,178

9. Income taxes

Our income tax provision reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete events which are recorded in the period they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 14.4% for the three months ended June 30, 2021 compared to 82.2% for the three months ended June 30, 2022.

10. Earnings per share

Basic
Basic earnings per share is calculated by dividing the income attributable to ordinary shareholders of the parent by the weighted average number of ordinary shares in issue during the period.

The net income and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2021	2022
Numerator (basic)
Net income attributable to MiX Telematics Limited stockholders	$3,531	$678
Denominator (basic)
Weighted-average number of ordinary shares in issue and outstanding	551,860	551,367
Basic earnings per share	$0.01	$0.001

American Depository Shares*:
Net income attributable to MiX Telematics Limited stockholders	$3,531	$678
Weighted-average number of American Depository Shares in issue and outstanding	22,074	22,055
Basic earnings per American Depository share	$0.16	$0.03
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

	Three Months Ended June 30,
	2021	2022
Numerator (diluted)
Diluted net income attributable to MiX Telematics Limited stockholders	$3,531	$678
Denominator (diluted)
Weighted-average number of ordinary shares in issue and outstanding	551,860	551,367
Adjusted for:
– potentially dilutive effect of stock appreciation rights	11,840	3,551
– potentially dilutive effect of restricted share units	1,320	1,747
Diluted-weighted average number of ordinary shares in issue and outstanding	565,020	556,665
Diluted earnings per share	$0.01	$0.001

American Depository Shares*:
Diluted net income attributable to MiX Telematics Limited stockholders	$3,531	$678
Diluted weighted-average number of American Depository Shares in issue and outstanding	22,601	22,267
Diluted earnings per American Depository share	$0.16	$0.03
*One American Depository Share is the equivalent of 25 ordinary shares.

11. Segment information

The Company has 6 reportable segments, which are based on the geographical location of the 5 Regional Sales Offices (“RSOs”) and also includes the Central Services Organization (“CSO”). The RSOs provide fleet and mobile asset management solutions and predominantly generate external revenues. CSO is the central services organization that wholesales products and services to RSOs who, in turn, interface with our end-customers, distributors and dealers. CSO is also responsible for the development of hardware and software platforms and provides common marketing, product management, technical and distribution support to each of the other reportable segments. CSO is a reportable segment because it produces discrete financial information which is reviewed by the chief operating decision maker (“CODM”) and has the ability to generate external revenues.

The CODM has been identified as the Chief Executive Officer who makes strategic decisions for the Company. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses income before income tax expense excluding net interest income/expense, net foreign exchange gains/losses, net loss/profit on sale of property, plant and equipment, depreciation, amortization, operating lease costs, stock-based compensation costs/reversal, restructuring costs, gains or losses on the disposal or impairments of long-lived assets and corporate and consolidation entries. Product development costs are capitalized and amortized and this amortization is excluded from Segment Adjusted EBITDA.

Segment assets are not disclosed because such information is not reviewed by the CODM.

The following tables provide revenue and Segment Adjusted EBITDA (in thousands):

	Three Months Ended June 30, 2021
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$18,711	$1,215	$19,926	$8,904
Europe	3,373	1,261	4,634	1,751
Americas	3,623	195	3,818	539
Middle East and Australasia	4,349	1,105	5,454	2,543
Brazil	1,020	32	1,052	317
Total Regional Sales Offices	31,076	3,808	34,884	14,054
Central Services Organization	14	—	14	(2,587)
Total Segment Results	$31,090	$3,808	$34,898	$11,467

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Three Months Ended June 30, 2022
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$19,061	$1,672	$20,733	$7,937
Europe	3,145	489	3,634	1,236
Americas	3,412	690	4,102	173
Middle East and Australasia	4,099	885	4,984	1,838
Brazil	1,235	360	1,595	435
Total Regional Sales Offices	30,952	4,096	35,048	11,619
Central Services Organization	11	—	11	(2,767)
Total Segment Results	$30,963	$4,096	$35,059	$8,852

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

A reconciliation of the segment results to income before income tax expense is disclosed below (in thousands):

	Three Months Ended June 30,
	2021	2022
Segment Adjusted EBITDA	$11,467	$8,852
Corporate and consolidation entries	(2,376)	(2,174)
Operating lease costs (1)	(407)	(334)
Product development costs (2)	(363)	(343)
Depreciation and amortization	(3,679)	(3,746)
Stock-based compensation (costs)/reversal(3)	(364)	192
Restructuring costs	(1)	—
Net profit on sale of property, plant and equipment	—	33
Net foreign exchange (losses)/gains	(76)	845
Net interest (expense)/income	(78)	487
Income before income tax expense	$4,123	$3,812

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

3.The Executive Vice President and Chief Financial Officer, John Granara, resigned with effect on June 24, 2022. The reversal for the three months ended June 30, 2022 relates to the forfeiture of stock appreciation rights and restricted share units as a result of the resignation during the period.

No single customer accounted for 10% or more of the Company’s total revenue for the three months ended June 30, 2021 and 2022. No single customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2022 or June 30, 2022.

12. Stock-based compensation plan

The Company has issued equity-classified share incentives under the MiX Telematics Long-Term Incentive Plan (“LTIP”) to directors and certain key employees within the Company.

The LTIP provides for three types of grants to be issued, namely performance shares, restricted share units (“RSUs”) and stock appreciation rights (“SARs”).

As of June 30, 2022, there were 34,965,000 shares reserved for future issuance under the LTIP.

The total stock-based compensation expense recognized during the three months ended June 30, 2021 was $0.4 million. The total stock-based compensation reversal recognized during the three months ended June 30, 2022 was $0.2 million, mainly as a result of the resignation of the Group Chief Financial Officer during the period.

Stock appreciation rights granted under the LTIP

The following table summarizes the activities for the outstanding SARs:

	Number of SARs	Weighted- Average Exercise Price in U.S. Cents*	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2022	40,971,875	45
Granted	—	—
Exercised	(121,875)	21
Forfeited	(4,950,000)	47
Outstanding as of June 30, 2022	35,900,000	40	3.43

Vested and expected to vest as of June 30, 2022	34,907,500	39	3.40	986
Vested as of June 30, 2022	8,350,000	21	0.75	1,949

As of June 30, 2022, there was $2.0 million of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 3.9 years.

*U.S. currency amounts are based on a ZAR:USD exchange rate of R16.155 as of June 30, 2022.

Restricted share units granted under the LTIP

2 million RSUs were outstanding and unvested as of April 1, 2022. 1 million RSUs vested and were exercised during the first quarter of fiscal year 2023. 0.2 million RSUs were forfeited during the quarter, resulting in 0.8 million RSUs outstanding as of June 30, 2022. Management estimates forfeiture to be approximately 5%. The unrecognized compensation cost related to unvested RSUs as of June 30, 2022 was $0.1 million, which will be recognized over a weighted average period of 0.8 years, which is the same period as the weighted average remaining contractual term.

13. Debt

As of March 31, 2022 and June 30, 2022, debt comprised bank overdrafts of $5.6 million and $6.2 million, respectively.

Details of undrawn facilities are shown below:

	Interest rate	March 31, 2022	June 30, 2022
Undrawn borrowing facilities at floating rates include:
– Standard Bank Limited:
Overdraft	SA Prime* less 1.2%	$—	$—
Vehicle and asset finance	SA Prime* less 1.2%	587	—
Working capital facility	SA Prime* less 0.25%	544	—
– Nedbank Limited overdraft	SA Prime* less 2%	690	619
– Investec Limited Facility:
General committed banking facility	SA Prime* less 1.5%	—	21,666
General uncommitted banking facility	Negotiable (overnight or daily rates)	—	10,000

		$1,821	$32,285
*South African prime interest rate

As of March 31, 2022 and June 30, 2022, the South African prime interest rate was 7.75% and 8.25% respectively. The Standard Bank Limited and Nedbank Limited facilities have no fixed renewal date and are repayable on demand. The facility from Nedbank Limited is unsecured. The Standard Bank overdraft facility was fully utilized as at June 30, 2022.

On June 29, 2022, the Company entered into a new credit facility agreement with Investec Bank Limited (“Investec”) for a 364 days renewable committed general credit facility of R350 million ($22 million at a USD/ZAR exchange rate of $1:ZAR 16.1546), (the “Committed Facility”) and an uncommitted general credit facility of $10 million (the “Uncommitted Facility”).

Under the Committed Facility, the Company will pay a commitment fee charged at 30bps on any undrawn portion of the Committed Facility (plus VAT on such amount), calculated monthly and payable, free of deduction, monthly in arrears on the first business day of each month. The Uncommitted Facility is repayable on demand by Investec and a fee of 10bps per annum shall be charged on any undrawn portion of the Uncommitted Facility (plus VAT on such amount), calculated monthly and payable, free of deduction, monthly in arrears on the seventh business day of each month.

The loans under the Committed Facility bear interest at South African prime interest rate less 1.5% per annum and the loans under the Uncommitted Facility bear interest at overnight or daily negotiable rates, in each case which such interest shall accrue on all amounts outstanding under the Committed Facility or the Uncommitted Facility, as the case may be, payable monthly in arrears on the first business day of each month, or as otherwise specified in the Credit Agreement. Investec shall advise the Company of any changes to the applicable interest rate.

14. Contingencies

Service agreement

In terms of an amended network services agreement with Mobile Telephone Networks Proprietary Limited (“MTN”), MTN is entitled to claw back payments from MiX Telematics Africa Proprietary Limited, a subsidiary of the Company, in the event of early cancellation of the agreement or certain base connections not being maintained over the term of the agreement. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2022 and June 30, 2022 was $1.7 million and $1.5 million, respectively. No loss is considered probable under this arrangement.

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

We cannot predict the timing of a resolution or the ultimate outcome of the matter; however, the Company and its external legal advisers continue to believe that we have consistently adhered to all applicable laws and regulations and that the referral from the Commission is without merit. As of June 30, 2022, we have not made any provisions for this matter as we do not believe that an outflow of economic resources is probable.

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

We are currently investigating the basis for this additional tax. We have engaged an in-country legal counsel and tax advisors with the objective of having these additional assessments reversed. The potential liability as of June 30, 2022 was $1.0 million. No loss is considered probable, we have therefore currently not made any provisions for this matter.

15. Subsequent events

Other than the item below, the directors are not aware of any matter material or otherwise arising since June 30, 2022 and up to the date of this report, not otherwise dealt with herein.

Dividend declared
The Board of Directors declared, in respect of the three months ended June 30, 2022, a dividend of 4 South African cents per ordinary share and 1 South African Rand per ADS, which will be paid on September 1, 2022 to ADS holders on record as of the close of business on August 19, 2022.

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
We were founded in 1996 and we have offices in South Africa, the United Kingdom, the United States, Uganda, Brazil, Australia, Romania and the United Arab Emirates, as well as a network of more than 130 fleet valued-added resellers worldwide. MiX Telematics’ shares are publicly traded on the Johannesburg Stock Exchange (JSE: MIX) and MiX Telematics’ American Depositary Shares are listed on the New York Stock Exchange (NYSE: MIXT).

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
Inflation Risk
We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last three fiscal years. Current economic projections remain uncertain as a result of the COVID-19 pandemic sweeping around the world, a sudden and sharp surge in global inflation mainly as a result of global supply chain constraints, global politics, sanctions and the impact thereof on global trade. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset these higher costs through price increases. Our inability to do so could harm our business, financial condition and results of operations. Refer to Part II Item 1A. “Risk Factors” for further information regarding inflation risk.
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
In the first quarter of fiscal year 2023, subscription revenue has decreased as a percentage of total revenue due to an increase in hardware and other revenue. In the three months ended June 30, 2021 and 2022, subscription revenue represented 89.1% and 88.3%, respectively, of our total revenue.

Subscribers
Subscribers represent the total number of discrete services we provide to customers at the end of the period.

	As of June 30,
	2021	2022
Subscribers	753,474	838,341

Basis of Presentation and Key Components of Our Results of Operations
In the first quarter of fiscal year 2023, we managed our business in six segments which include Africa, Americas, Brazil, Europe and the Middle East and Australasia (our regional sales offices (“RSOs”)), and our central services organization (“CSO”). CSO is the central services organization that wholesales products and services to RSOs which, in turn, interface with our end-customers, distributors and dealers. CSO is also responsible for the development of hardware and software platforms and provides common marketing, product management, technical and distribution support to each of the other reportable segments. CSO is a reportable segment because it produces discrete financial information which is reviewed by the chief operating decision maker (“CODM”) and has the ability to generate external revenues.

The CODM has been identified as the Chief Executive Officer who makes strategic decisions. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses income before income tax expense excluding net interest income/expense, net foreign exchange gains/ losses, net loss/profit on sale of property, plant and equipment, depreciation, amortization, operating lease costs, stock-based compensation costs/reversal, restructuring costs, gains or losses on the disposal or impairments of long-lived assets and corporate and consolidation entries. Product development costs are capitalized and amortized and this amortization is excluded from Segment Adjusted EBITDA.

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

Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of salaries and wages to sales and marketing employees, commissions paid to employees, travel-related expenses, and advertising and promotional costs. We pay our sales employees commissions based on achieving subscription targets and we capitalize commission and amortize it over the expected life of the contract taking account of expected extensions/renewals (unless the amortization period is 12 months or less). Commission capitalized that is attributable to hardware or installation is amortized in full at the time the related hardware, or installation, revenue is recognized. Advertising costs consist primarily of costs for print, radio, television and digital advertising, search engine optimization, promotions, public relations, customer events, tradeshows and sponsorships. We expense advertising costs as incurred. We plan to continue to invest in sales and marketing in order to grow our sales and build brand and category awareness.
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
Research and Development
For additional disclosures in respect of research and development, technology and intellectual property please refer to “Item 1. Business” in our Annual Report on Form 10-K for the year ended March 31, 2022, which we filed with the Securities and Exchange Commission on June 14, 2022.

Taxes
During the three months ended June 30, 2021 and 2022 our effective tax rates were 14.4% and 82.2%, respectively, compared to a South African statutory rate of 28%. Taxation mainly consists of normal statutory income tax paid or payable and deferred tax on any temporary differences.
Our effective tax rate may vary primarily according to the mix of profits made in various jurisdictions and the impact of certain non-deductible/non-taxable foreign exchange movements, net of tax. Further information on this is disclosed in Note 9. Income Taxes contained in the “Notes to Condensed Consolidated Financial Statements” included in Part I of this Quarterly Report on Form 10-Q. As a result, significant variances in future periods may occur.

Results of Operations
The following table sets forth certain consolidated statement of income data:

	Three Months Ended June 30,
	2021	2022
	(In thousands)
Total revenue	$34,898	$35,059
Total cost of revenue	12,043	13,326
Gross profit	22,855	21,733
Sales and marketing	3,512	4,332
Administration and other	15,007	14,975
Income from operations	4,336	2,426
Other (expense)/income	(135)	899
Net interest (expense)/income	(78)	487
Income tax expense	592	3,134
Net income	3,531	678
Less: Net income attributable to non-controlling interest	—	—
Net income attributable to MiX Telematics Limited attributable to MiX Telematics Limited	$3,531	$678

The following table sets forth, as a percentage of revenue, consolidated statement of income data:

	Three Months Ended June 30,
	2021	2022
	(Percentage)
Total revenue	100.0%	100.0%
Total cost of revenue	34.5	38.0
Gross profit	65.5	62.0
Sales and marketing	10.1	12.4
Administration and other	43.0	42.7
Income from operations	12.4	6.9
Other (expense)/income	(0.4)	2.6
Net interest (expense)/income	(0.2)	1.4
Income tax benefit/(expense)	1.7	8.9
Net income	10.1	1.9
Less: Net income attributable to non-controlling interest	—	—
Net income attributable to MiX Telematics Limited attributable to MiX Telematics Limited	10.1	1.9

Results of Operations for the Three Months Ended June 30, 2021 and 2022

Revenue

	Three Months Ended June 30,
	2021	2022	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$31,090	$30,963	(0.4)%	6.3%
Hardware and other revenue	3,808	4,096	7.6%	15.5%
	$34,898	$35,059	0.5%	7.3%

Our total revenue increased by $0.2 million, or 0.5%, from the first quarter of fiscal year 2022. The principal factors affecting our revenue growth included:
•Subscription revenues decreased by 0.4% to $31.0 million, compared to $31.1 million for the first quarter of fiscal year 2022. Subscription revenues represented 88.3% of total revenues during the first quarter of fiscal year 2023. Subscription revenues increased by 6.3% on a constant currency basis, year over year. During the first quarter of fiscal year 2023, our subscriber base grew by a net 23,200 subscribers, or 11.3% to 838,300 subscribers at June 30, 2022, compared to the net growth of 8,800 subscribers during the first quarter of fiscal year 2022.

The majority of our revenues and subscription revenues are derived from currencies other than the U.S. Dollar. Accordingly, the strengthening of the U.S. Dollar against these currencies (in particular against the South African Rand) following continued currency volatility, has negatively impacted our revenue and subscription revenues reported in U.S. Dollars. Compared to the first quarter of fiscal year 2022, the South African Rand weakened by 10% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R15.55 in the first quarter of fiscal year 2023 compared to an average of R14.14 during the first quarter of fiscal year 2022. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first quarter of fiscal year 2023 led to a 6.7% decrease in reported U.S. Dollar subscription revenues.

•Hardware and other revenue increased by $0.3 million, or 7.6%, from the first quarter of fiscal year 2022, mainly due to sales in the Africa and Americas segments.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first quarter of fiscal year 2023 led to a 6.8% decrease in reported U.S. Dollar revenues.

A breakdown of third-party revenue by segment is shown in the table below:

	Three Months Ended June 30,
	2021	2022	2021	2022	2021	2022
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$19,926	$20,733	$18,711	$19,061	$1,215	$1,672
Americas	3,818	4,102	3,623	3,412	195	690
Europe	4,634	3,634	3,373	3,145	1,261	489
Middle East and Australasia	5,454	4,984	4,349	4,099	1,105	885
Brazil	1,052	1,595	1,020	1,235	32	360
CSO	14	11	14	11	—	—
Total	$34,898	$35,059	$31,090	$30,963	$3,808	$4,096

In the Africa segment, subscription revenue increased by $0.4 million, or 1.9%. On a constant currency basis, the increase in subscription revenue was 10.9%, as a result of a 13.4% increase in subscribers since July 1, 2021. Hardware and other revenue increased by 37.6%. Total revenue increased by $0.8 million, or 4.0%. Total revenue increased by 13.8% on a constant currency basis.
In the Americas segment, subscription revenue declined by $0.2 million, or 5.8% despite a 8.6% increase in subscribers since July 1, 2021. Hardware and other revenue increased by $0.5 million. Total revenue increased by $0.3 million, or 7.4%.

In the Europe segment, subscription revenue declined by $0.2 million, or 6.8%. On a constant currency basis, subscription revenue increased by 1.7%. Subscribers increased by 2.9% since July 1, 2021. Total revenue decreased by $1.0 million, or 21.6%, due to a decrease in hardware and other revenues of $0.8 million compared to the first quarter of fiscal year 2022. Total revenue decreased by 14.4% on a constant currency basis.
In the Middle East and Australasia segment, subscription revenue decreased by $0.3 million, or 5.7%. On a constant currency basis, subscription revenue decreased by 1.4%. Subscribers increased by 4.3% since July 1, 2021. Hardware and other revenue decreased by $0.2 million, or 19.9%. Total revenue decreased by $0.5 million, or 8.6%. Total revenue in constant currency decreased by 4.4%.
In the Brazil segment, subscription revenue increased by $0.2 million, or 21.1%. On a constant currency basis, subscription revenue increased by 11.8%. Subscribers increased by 10.9% since July 1, 2021. Hardware and other revenue increased by $0.3 million. Total revenue increased by $0.5 million, or 51.6%. On a constant currency basis, total revenue increased by 40.0%.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2021	2022
	(In thousands, except for percentages)
Cost of revenue - subscription	$9,127	$10,053
Cost of revenue - hardware and other	2,916	3,273

Gross profit	$22,855	$21,733
Gross profit margin	65.5%	62.0%
Gross profit margin - subscription	70.6%	67.5%
Gross profit margin - hardware and other	23.4%	20.1%
Compared to an increase in total revenue of $0.2 million, or 0.5%, cost of revenues increased by $1.3 million, or 10.7%, from the first quarter of fiscal year 2022. This together with lower subscription revenue margins and the higher levels of hardware and other revenue resulted in a lower gross profit margin of 62.0% in the first quarter of fiscal year 2023 compared to 65.5% in the first quarter of fiscal year 2022.
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 88.3% of total revenue in the first quarter of fiscal year 2023 compared to 89.1% in the first quarter of fiscal year 2022.
During the first quarter of fiscal year 2023, hardware and other margins were lower than in the first quarter of fiscal year 2022, mainly due to the geographical sales mix and the distribution channels. Hardware sales via our dealer channel and the MiX Vision AI attract lower gross margins.

Sales and Marketing

	Three Months Ended June 30,
	2021	2022
	(In thousands, except for percentages)
Sales and marketing	$3,512	$4,332
As a percentage of revenue	10.1%	12.4%
Sales and marketing costs increased by $0.8 million, or 23.3%, from the first quarter of fiscal year 2022 to the first quarter of fiscal year 2023 against a 0.5% increase in total revenue. The increase in the first quarter of fiscal year 2023 was primarily as a result of increases of $0.2 million in advertising costs, $0.2 million in employee costs and $0.3 million in fuel and travel costs and other increases of $0.1 million, none of which were individually significant. In the first quarter of fiscal year 2023, sales and marketing costs represented 12.4% of revenue compared to 10.1% of revenue in the first quarter of fiscal year 2022.
Administration and Other Expenses

	Three Months Ended June 30,
	2021	2022
	(In thousands, except for percentages)
Administration and other	$15,007	$14,975
As a percentage of revenue	43.0%	42.7%

Administration and other expenses decreased by 0.2%, from the first quarter of fiscal year 2022 to the first quarter of fiscal year 2023.
The decrease mainly relates to a decrease of $0.8 million in salaries and wages, offset by increases of $0.1 million in bonuses, $0.3 million in expected credit loss provision, $0.1 million in professional fees, $0.1 million in training and recruitment costs, $0.1 million in travel costs, and $0.1 million in other increases, none of which were individually significant.

Taxation

	Three Months Ended June 30,
	2021	2022
	(In thousands, except for percentages)
Income tax expense	$592	$3,134
Effective tax rate	14.4%	82.2%
Taxation expense increased by $2.5 million. In the first quarter of fiscal year 2023, the income tax expense included a $1.8 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Telematics Investments Proprietary Limited (“MiX Investments”), a wholly-owned subsidiary. During the first quarter of fiscal year 2022, the income tax expense included a $0.8 million deferred tax credit on a U.S. Dollar intercompany loan between MiX Telematics Limited and MiX Investments.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are two of the profit measures reviewed by the CODM. We define Adjusted EBITDA as the income before income taxes, net interest income/expense, net foreign exchange gains/losses, depreciation of property and equipment including capitalized customer in-vehicle devices, amortization of intangible assets including capitalized internal-use software development costs and intangible assets identified as part of a business combination, stock-based compensation costs/reversal, restructuring costs and profits/losses on the disposal or impairments of assets or subsidiaries. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total revenue.
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

Reconciliation of Net Income to Adjusted EBITDA for the Period
	Three Months Ended June 30,
	2021	2022
	(In thousands)
Net income	$3,531	$678
Plus: Income tax expense	592	3,134
Plus/(less): Net interest expense/(income)	78	(487)
Plus/(less): Foreign exchange losses/(gains)	76	(845)
Plus: Depreciation (1)	2,694	2,626
Plus: Amortization (2)	985	1,120
Plus/(less): Stock-based compensation costs/(reversal)(3)	364	(192)
Less: Net profit on sale of property, plant and equipment	—	(33)
Plus: Restructuring costs	1	—
Adjusted EBITDA	$8,321	$6,001
Adjusted EBITDA margin	23.8%	17.1%
(1) Includes depreciation of owned assets (including in-vehicle devices).
(2) Includes amortization of intangible assets (including intangible assets identified as part of a business combination).
(3) The Executive Vice President and Chief Financial Officer, John Granara, resigned with effect on June 24, 2022. The reversal for the three months ended June 30, 2022 relates to the forfeiture of stock appreciation rights and restricted share units as a result of the resignation during the period.

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
Adjusted Net Income
Adjusted net income is defined as net income excluding net foreign exchange gains/losses net of tax.

Reconciliation of net income to adjusted net income
	Three Months Ended June 30,
	2021	2022
	(In thousands)
Net income	$3,531	$678
Net foreign exchange losses/(gains)	76	(845)
Income tax effect of net foreign exchange (losses)/gains	(742)	2,036
Adjusted net income	$2,865	$1,869

Basic and Diluted Adjusted Net Income Per Share
Adjusted net income per share is defined as adjusted net income divided by the weighted average number of ordinary shares in issue during the period.
We have included adjusted net income per share in this quarterly report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange gains/losses net of tax and associated tax consequences from earnings. Accordingly, we believe that Adjusted net income per share provides useful information to investors and others in understanding and evaluating our operating results.

Reconciliation of net income to adjusted net income per ordinary share
	Three Months Ended June 30,
	2021	2022
	(In thousands)
Net income	$3,531	$678
Net foreign exchange losses/(gains)	76	(845)
Income tax effect of net foreign exchange losses/(gains)	(742)	2,036
Adjusted net income	$2,865	$1,869

Weighted average number of ordinary shares in issue
Basic (’000)	551,860	551,367
Diluted (’000)	565,020	556,665

Net income per ordinary share – basic	$0.006	$0.001
Effect of net foreign exchange losses/(gains)	#	(0.002)
Income tax effect of net foreign exchange (losses)/gains	(0.001)	0.004
Adjusted net income per ordinary share – basic	$0.005	$0.003

Net income per ordinary share – diluted	$0.006	$0.001
Effect of net foreign exchange losses/(gains)	—	(0.002)
Income tax effect of net foreign exchange (losses)/gains	(0.001)	0.004
Adjusted net income per ordinary share – diluted	$0.005	$0.003

# Amount less than $0.001
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

The following table (in thousands) reconciles Net Cash Provided by Operating Activities to Free Cash Flow for the periods shown:

	Three Months Ended June 30,
	2021	2022
	(In thousands)
Net cash provided by/(used in) operating activities	$4,726	$(685)
Less: Capital expenditure payments	(4,352)	(6,684)
Free cash flow	$374	$(7,369)

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
The following tables provide the constant currency reconciliation to the most directly comparable GAAP measure for the periods shown:
Subscription Revenue

	Three Months Ended June 30,
	2021	2022	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$31,090	$30,963	(0.4)%
Conversion impact of U.S. Dollar/other currencies	—	2,086	6.7%
Subscription revenue on a constant currency basis	$31,090	$33,049	6.3%

Hardware and Other Revenue

	Three Months Ended June 30,
	2021	2022	% Change
	(In thousands, except for percentages)
Hardware and other revenue as reported	$3,808	$4,096	7.6%
Conversion impact of U.S. Dollar/other currencies	—	301	7.9%
Hardware and other revenue on a constant currency basis	$3,808	$4,397	15.5%

Total Revenue

	Three Months Ended June 30,
	2021	2022	% Change
	(In thousands, except for percentages)
Total revenue as reported	$34,898	$35,059	0.5%
Conversion impact of U.S. Dollar/other currencies	—	2,387	6.8%
Total revenue on a constant currency basis	$34,898	$37,446	7.3%

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. Management believes that there have not been any significant changes in our critical accounting policies and estimates during the first quarter of fiscal year 2023 as compared to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2022, which we filed with the Securities and Exchange Commission on June 14, 2022.

Liquidity and Capital Resources
We believe that our cash and borrowings available under our credit facilities will be sufficient to meet our liquidity requirements for the foreseeable future. Liquidity risk is reduced as a result of stable income due to the recurring nature of our income, available cash resources, as well as unutilized facilities which are available.
The following tables provide a summary of our cash flows for each of the three months ended June 30, 2021 and 2022:

	Three Months Ended June 30,
	2021	2022
	(In thousands)
Net cash provided by/(used in) operating activities	$4,726	$(685)
Net cash used in investing activities	(4,340)	(6,651)
Net cash used in financing activities	(259)	(372)
Net increase/(decrease) in cash and cash equivalents, and restricted cash	127	(7,708)
Cash and cash equivalents, and restricted cash at beginning of the period	46,343	34,719
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	711	(1,385)
Cash and cash equivalents, and restricted cash at the end of the period	$47,181	$25,626
We fund our operations, capital expenditure and acquisitions through cash generated from operating activities, cash on hand and our undrawn borrowing facilities.

It is currently our policy to pay regular dividends, and we consider such dividend payments on a quarter-by-quarter basis.
On May 23, 2017, the MiX Telematics Limited Board approved a share repurchase program of up to R270 million (equivalent of $16.7 million as of June 30, 2022) under which we may repurchase our ordinary shares, including ADSs. On December 3, 2021, the Board approved an increase to the share repurchase program under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the program as at December 2, 2021, the Company could repurchase additional shares with a cumulative value of R160 million ($10.0 million). The total value of the whole share repurchase program post the December 3, 2021 increase is R396.5 million ($24.9 million). During fiscal year 2022 shares with a value of R44.7 million (equivalent of $2.8 million as of June 30, 2022) were repurchased under the share repurchase program. Additional shares to the value of R115.3 million (equivalent of $7.1 million as of June 30, 2022) may still be repurchased.
We expect any repurchases under this share repurchase program to be funded out of existing cash resources or borrowing facilities. During the three months ended June 30, 2022, there were no additional share repurchases under our share repurchase program.
Operating Activities
Net cash provided by operating activities during the three months ended June 30, 2021 primarily consisted of our cash generated from operations of $5.4 million and taxes paid of $0.7 million.

Net cash used by operating activities during the three months ended June 30, 2022 primarily consisted of our cash used by operations of $1.3 million, offset by net interest received of $0.2 million and taxes received of $0.4 million.

Net cash from by operating activities decreased from $4.7 million provided in the three months ended June 30, 2021 to $0.7 million used during the three months ended June 30, 2022. This is primarily attributable to cash used in operations of $6.7 million offset by increased net interest received of $0.1 million and decreased taxation paid of $1.2 million. The cash used in operations is primarily as a result of a decrease in net income of $0.3 million and a deterioration in working capital management of $3.9 million (specifically an increase in prepaid expenses and other current assets of $1.3 million, an increase in capitalized commissions of $1.2 million due to higher revenues, an increase in inventories of $0.4 million, a decrease in accrued expenses of $2.5 million, partially offset by a decrease in accounts receivables of $0.9 million, increase in accounts payables of $0.3 million and a positive change in foreign currency translation adjustments of $0.3 million).
Investing Activities
Net cash used in investing activities in the three months ended June 30, 2021 was $4.3 million. Net cash used in investing activities during the three months ended June 30, 2021 primarily consisted of capital expenditures of $4.3 million. Capital expenditures during the three months included purchases of intangible assets of $1.3 million and cash paid to purchase property and equipment of $3.0 million, which included in-vehicle devices of $2.9 million.

Net cash used in investing activities in the three months ended June 30, 2022 increased to $6.7 million from $4.3 million in the three months ended June 30, 2021. Net cash used in investing activities during the three months ended June 30, 2022 primarily consisted of capital expenditures of $6.7 million. Capital expenditures during the three months ended June 30, 2022 included purchases of intangible assets of $1.5 million and cash paid to purchase property and equipment of $5.2 million, which included in-vehicle devices of $4.9 million.
Financing Activities
In the three months ended June 30, 2021, the cash used in financing activities of $0.3 million includes dividends paid of $1.5 million, offset by $1.3 million from facilities utilized.
In the three months ended June 30, 2022, the cash used in financing activities of $0.4 million includes dividends paid of $1.4 million, offset by $1.0 million from facilities utilized.
Credit Facilities
As of June 30, 2022, our principal sources of liquidity were net cash balances of $18.4 million (consisting of cash and cash equivalents of $24.6 million less short-term debt (bank overdraft) of $6.2 million) and an unutilized borrowing capacity of $32.3 million available through our credit facilities. As of June 30, 2022, our principal sources of credit are our facilities with Standard Bank Limited, Nedbank Limited and Investec Bank Limited.
We have an overdraft facility of R64.0 million (the equivalent of $4.0 million as of June 30, 2022), a working capital facility of R25.0 million (the equivalent of $1.5 million as of June 30, 2022) and a vehicle and asset finance facility of R8.5 million (the equivalent of $0.5 million as of June 30, 2022) with Standard Bank Limited that bear interest at South African Prime less 1.2% except for the working capital facility that bears interest at South African Prime less 0.25%.
As of June 30, 2022, the overdraft facility was fully utilized. We use this facility as part of our foreign currency hedging strategy. We draw down on this facility in the applicable foreign currency in order to fix the exchange rate on the existing balance sheet foreign currency exposure that we anticipate settling in that foreign currency. As of June 30, 2022, our obligations under the overdraft facility with Standard Bank Limited are guaranteed by MiX Telematics Limited and our wholly-owned subsidiaries, MiX Telematics Africa Proprietary Limited and MiX Telematics International Proprietary Limited, and secured by a pledge of accounts receivable by MiX Telematics Limited and MiX Telematics International Proprietary Limited.
We have a R25.0 million (the equivalent of $1.5 million as of June 30, 2022) working capital facility from Standard Bank Limited that bears interest at South African Prime less 0.25%. As of June 30, 2022, the facility was fully utilized. We use this facility for working capital purposes in our Africa operations.
We have a R10.0 million (the equivalent of $0.6 million as of June 30, 2022) facility from Nedbank Limited that bears interest at South African Prime less 2%. As of June 30, 2022, the facility was undrawn. We use this facility for working capital purposes in our Africa operations.

On June 29, 2022, the Company entered into a new credit facility agreement with Investec Bank Limited (“Investec”) for a 364 days renewable committed general credit facility of R350 million ($22 million at a USD/ZAR exchange rate of $1:ZAR 16.1546), (the “Committed Facility”) and an uncommitted general credit facility of $10 million (the “Uncommitted Facility”).

Under the Committed Facility, the Company will pay a commitment fee charged at 30bps on any undrawn portion of the Committed Facility (plus VAT on such amount), calculated monthly and payable, free of deduction, monthly in arrears on the first business day of each month. The Uncommitted Facility is repayable on demand by Investec and a fee of

10bps per annum shall be charged on any undrawn portion of the Uncommitted Facility (plus VAT on such amount), calculated monthly and payable, free of deduction, monthly in arrears on the seventh business day of each month.

The loans under the Committed Facility bear interest at South African prime interest rate less 1.5% per annum and the loans under the Uncommitted Facility bear interest at overnight or daily negotiable rates, in each case which such interest shall accrue on all amounts outstanding under the Committed Facility or the Uncommitted Facility, as the case may be, payable monthly in arrears on the first business day of each month, or as otherwise specified in the Credit Agreement. Investec shall advise the Company of any changes to the applicable interest rate. As of June 30, 2022, the facility was undrawn. We will use this facility as part of our foreign currency hedging strategy and for working capital purposes.
Our Investec credit facilities contain certain restrictive clauses, including without limitation, those limiting our and our guarantor subsidiaries’, as applicable, ability to, among other things, incur indebtedness, incur liens, or sell or acquire assets or businesses. These facilities are not subject to any financial covenants such as interest coverage or gearing ratios.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company”, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15(d) - 15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, we concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for fiscal year ended March 31, 2022. The material weakness related to several deficiencies in the design and operating effectiveness of business process level controls in the areas of management review of income tax, consignment stock and capitalization of internally generated software costs at the Company’s Africa segment as a result of the lack of senior financial resources to appropriately supervise and execute control activities.

Remediation
As described in “Item 9A. Controls and Procedures” in Part II of our Annual Report for the fiscal year ended March 31, 2022, we started the implementation of the remediation plan to address the material weakness mentioned above. This plan includes:
•Investigating and understanding the root causes of the control weaknesses that resulted in the material weakness;
•Evaluating and redesigning, where applicable, management’s control descriptions to address the design and effectiveness of controls over income tax, consignment stock and capitalization of software costs;
•Reviewing, identifying and implementing process and system functionality and automation enhancements;
•Adopting formal onboarding and off boarding for staff in the finance functions;
•Training and cross-training staff in executing finance functional tasks and executing controls;
•Reviewing the accountability assigned for fulfilling finance tasks, remediation efforts and for executing controls; and
•Reviewing current retention and succession policies of key senior resources.

We have begun by restructuring the finance function and have appointed personnel and have reinforced the procedures and controls of management review controls.

Management will continue the implementation of the remediation plan and will reassess and test the design and operating effectiveness of controls. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We implemented the new ERP system in our Middle East operations in September 2021, in North America in April 2022 and in Australia and Europe in July 2022. We are in the process of planning the ERP roll out in our Brazil operations and the implementation date will be communicated as soon as it is confirmed. As part of the new ERP system, certain internal controls over financial reporting has been automated or modified and the source of information used to perform the control activities has changed to the new ERP system. While we believe the controls in the new ERP system will enhance the internal control environment, there are inherent risks associated to the implementation of a new ERP system. We will continue to evaluate the processes and controls related to the system transition and the assessment of design adequacy and operating effectiveness of internal controls over financial reporting throughout fiscal year 2023.
Other than as described above under “Remediation” and the implementation of the ERP system in North America, Australia and Europe, there were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a - 15(f) and 15d - 15(f) promulgated under the Exchange Act, during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Other than the below, there have been no material developments in our legal proceedings since we filed our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 for additional information regarding legal proceedings.

The Ugandan Value Added Tax (“VAT”) matter

As previously disclosed, the Ugandan Revenue Authorities (“URA”) have reviewed MiX Telematics’ cross-border services and assert that VAT is payable on these imported services in terms of the place of supply rules included within its local VAT legislation. On January 18, 2018, MiX Telematics East Africa Limited (“MiX East Africa”) instituted proceedings in the Tax Appeals Tribunal to challenge the URA’s decision on this matter based on the interpretation of the law and calculation errors by the URA. MiX East Africa appeared in front of the Tax Appeals Tribunal on a number of occasions to present its defense but the Tax Appeals Tribunal ruled in favor of the URA. On September 19, 2019, MiX East Africa appealed the decision to the High Court of Uganda. It was noted by the High Court that there was an issue regarding the quantum of VAT to be charged by Uganda which was not raised. MiX East Africa therefore filed an application to amend the notice of appeal to include this issue. That application was heard in January 2021 but was later rejected by the presiding judge who communicated this decision in his final report issued in June 2022. In June 2022, after discussions with the URA, a settlement of $0.125 million, for all the assessments up to March 2017 was agreed and paid in full.

Item 1A. Risk Factors

As of June 30, 2022, there have been no material changes in the risk factors previously disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers

During the first quarter of fiscal year 2023, there were no share repurchases.

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

By: /s/ Paul Dell
Paul Dell
Chief Financial Officer

Date: August 9, 2022