Form 10-Q
period 2022-09-30
MiX Telematics Ltd
filed 2022-11-09
CIK 1576914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

As of October 28, 2022, the registrant had 552,085,932 ordinary shares, of no par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2022	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$33,738	$19,668
Restricted cash	981	745
Accounts receivables, net of allowances for doubtful accounts of $5.4 million and $4.0 million as of March 31, 2022 and September 30, 2022, respectively	25,092	25,468
Inventory, net	3,356	4,338
Prepaid expenses and other current assets	11,463	12,601
Total current assets	74,630	62,820
Property, plant and equipment, net	32,274	33,639
Goodwill	44,434	38,327
Intangible assets, net	20,460	22,955
Deferred tax assets	3,768	2,472
Other assets	4,988	5,569
Total assets	$180,554	$165,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$5,597	$11,989
Accounts payables	8,052	5,143
Accrued expenses and other liabilities	19,610	19,161
Contingent consideration	—	3,108
Deferred revenue	6,692	5,878
Income taxes payable	590	319
Total current liabilities	40,541	45,598
Deferred tax liabilities	8,972	11,071
Contingent consideration	—	965
Long-term accrued expenses and other liabilities	4,344	3,356
Total liabilities	53,857	60,990
Stockholders’ equity:
MiX Telematics Limited stockholders’ equity
Preference shares: 100 million shares authorized but not issued	—	—
Ordinary shares: 605.2 million and 605.9 million no-par value shares issued and outstanding as of March 31, 2022 and September 30, 2022, respectively	64,390	64,283
Less treasury stock at cost: 53.8 million shares as of March 31, 2022 and September 30, 2022	(17,315)	(17,315)
Retained earnings	79,709	76,469
Accumulated other comprehensive income/(loss)	3,909	(14,700)
Additional paid-in capital	(4,001)	(3,950)
Total MiX Telematics Limited stockholders’ equity	126,692	104,787
Non-controlling interest	5	5
Total stockholders’ equity	126,697	104,792

Total liabilities and stockholders’ equity	$180,554	$165,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2022	2021	2022
Revenue
Subscription	$30,885	$30,700	$61,975	$61,663
Hardware and other	5,189	4,562	8,997	8,658
Total revenue	36,074	35,262	70,972	70,321
Cost of revenue
Subscription	9,219	9,852	18,346	19,905
Hardware and other	3,887	3,308	6,803	6,581
Total cost of revenue	13,106	13,160	25,149	26,486
Gross profit	22,968	22,102	45,823	43,835
Operating expenses
Sales and marketing	3,872	4,053	7,384	8,385
Administration and other	15,366	16,572	30,373	31,547
Total operating expenses	19,238	20,625	37,757	39,932
Income from operations	3,730	1,477	8,066	3,903
Other income	199	708	64	1,607
Net interest (expense)/income	(141)	(223)	(219)	264
Income before income tax expense	3,788	1,962	7,911	5,774
Income tax expense	2,489	3,168	3,081	6,302
Net income/(loss)	1,299	(1,206)	4,830	(528)
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income/(loss) attributable to MiX Telematics Limited	$1,299	$(1,206)	$4,830	$(528)

Net income/(loss) per ordinary share
Basic	$0.002	$(0.002)	$0.009	$(0.001)
Diluted	$0.002	$(0.002)	$0.009	$(0.001)

Net income/(loss) per American Depository Share
Basic	$0.06	$(0.05)	$0.22	$(0.02)
Diluted	$0.06	$(0.05)	$0.21	$(0.02)

Ordinary shares
Weighted average	552,386	552,210	552,124	551,792
Diluted weighted average	565,622	552,210	565,322	551,792

American Depository Shares
Weighted average	22,095	22,088	22,085	22,072
Diluted weighted average	22,625	22,088	22,613	22,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2022	2021	2022
Net income/(loss)	$1,299	$(1,206)	$4,830	$(528)
Other comprehensive loss
Foreign currency translation losses, net of tax	(4,744)	(8,577)	(1,581)	(18,609)
Total comprehensive (loss)/income	(3,445)	(9,783)	3,249	(19,137)
Less: Total comprehensive income attributable to non-controlling interest	—	—	—	—
Total comprehensive (loss)/income attributable to MiX Telematics Limited	$(3,445)	$(9,783)	$3,249	$(19,137)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2021 and 2022
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of July 1, 2021	606,080	$67,401	$(17,315)	$5,087	$(4,962)	$78,679	$128,890	$5	$128,895
Net income	—	—	—	—	—	1,299	1,299	—	1,299
Other comprehensive loss	—	—	—	(4,744)	—	—	(4,744)	—	(4,744)
Issuance of common stock in relation to SARs exercised	355	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	330	—	330	—	330
Dividends of 4 South African cents (0.3 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,510)	(1,510)	—	(1,510)
Balance as of September 30, 2021	606,435	$67,401	$(17,315)	$343	$(4,632)	$78,468	$124,265	$5	$124,270

Balance as of July 1, 2022	606,231	$64,390	$(17,315)	$(6,123)	$(4,193)	$78,969	$115,728	$5	$115,733
Net loss	—	—	—	—	—	(1,206)	(1,206)	—	(1,206)
Other comprehensive loss	—	—	—	(8,577)	—	—	(8,577)	—	(8,577)
Stock-based compensation	—	—	—	—	243	—	243	—	243
Dividends of 4 South African cents (0.2 U.S cents) per ordinary share declared	—	—	—	—	—	(1,294)	(1,294)	—	(1,294)
Ordinary shares repurchased and cancelled	(328)	(107)	—	—	—	—	(107)	—	(107)
Balance as of September 30, 2022	605,903	$64,283	$(17,315)	$(14,700)	$(3,950)	$76,469	$104,787	$5	$104,792

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended September 30, 2021 and 2022
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of April 1, 2021	605,579	$67,401	$(17,315)	$1,924	$(5,326)	$76,710	$123,394	$5	$123,399
Net income	—	—	—	—	—	4,830	4,830	—	4,830
Other comprehensive loss	—	—	—	(1,581)	—	—	(1,581)	—	(1,581)
Issuance of common stock in relation to SARs exercised	856	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	694	—	694	—	694
Dividends declared	—	—	—	—	—	(3,072)	(3,072)	—	(3,072)
Balance as of September 30, 2021	606,435	$67,401	$(17,315)	$343	$(4,632)	$78,468	$124,265	$5	$124,270

Balance as of April 1, 2022	605,177	$64,390	$(17,315)	$3,909	$(4,001)	$79,709	$126,692	$5	$126,697
Net loss	—	—	—	—	—	(528)	(528)	—	(528)
Other comprehensive loss	—	—	—	(18,609)	—	—	(18,609)	—	(18,609)
Issuance of common stock in relation to SARs and RSUs exercised	1,054	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	51	—	51	—	51
Dividends declared	—	—	—	—	—	(2,712)	(2,712)	—	(2,712)
Ordinary shares repurchased and cancelled	(328)	(107)	—	—	—	—	(107)	—	(107)
Balance as of September 30, 2022	605,903	$64,283	$(17,315)	$(14,700)	$(3,950)	$76,469	$104,787	$5	$104,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2021	2022
Cash flows from operating activities
Cash generated from operations	$14,223	$2,005
Interest received	221	471
Interest paid	(197)	(355)
Income tax paid	(3,582)	(539)
Net cash provided by operating activities	10,665	1,582

Cash flows from investing activities
Acquisition of property, plant and equipment – in-vehicle devices	(9,740)	(10,642)
Acquisition of property, plant and equipment – other	(851)	(554)
Proceeds from the sale of property, plant and equipment	54	73
Acquisition of intangible assets	(2,833)	(2,864)
Cash paid for business combination	—	(3,739)
Net cash used in investing activities	(13,370)	(17,726)

Cash flows from financing activities
Cash paid for ordinary shares repurchased	—	(107)
Cash paid on dividends to MiX Telematics Limited stockholders	(3,058)	(2,708)
Movement in short-term debt	474	7,380
Net cash (used in)/from financing activities	(2,584)	4,565

Net decrease in cash and cash equivalents, and restricted cash	(5,289)	(11,579)
Cash and cash equivalents, and restricted cash at beginning of the period	46,343	34,719
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(340)	(2,727)
Cash and cash equivalents, and restricted cash at end of the period	$40,714	$20,413

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

The Company is incorporated and domiciled in South Africa, with its principal executive office in Boca Raton, Florida. The Company’s fiscal year ends on March 31.

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

Use of estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported and disclosed. Significant estimates include, but are not limited to, fair values of assets acquired and liabilities assumed from the business acquired, fair value measurement of contingent consideration, allowances for doubtful accounts, the assessment of expected cash flows used in evaluating goodwill for impairment and income and deferred taxes. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

We have considered the impact of rising inflation, fuel prices, global politics, sanctions and the impact thereof on global trade on the estimates and assumptions used. As of September 30, 2022, we have taken into account the impact of the above on goodwill sensitivities and impairment assessments. However, future changes in economic conditions could have an impact on future estimates and judgements used.

Summary of significant accounting policies

Other than as listed below there have been no other changes to the Company’s significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on June 14, 2022, that have had a material impact on the Company’s Condensed Consolidated Financial Statements and related notes.

Contingent consideration
Contingent consideration is classified as a liability and is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value that are not measurement period adjustments are recognized in the Condensed Consolidated Statements of Income/(Loss).

Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted during the six months ended September 30, 2022.

Recent Accounting Pronouncements Not Yet Adopted
On October 28, 2021, the FASB issued ASU 2021-08, which amends ASC 805, Business Combinations, to require companies to apply ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC 805 which requires an acquirer to generally recognize such items at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022 and interim periods therein for public business entities (PBEs). For all other entities, it is effective for fiscal years beginning after December 15, 2023 and interim periods therein. Early adoption is permitted for all entities, including adoption in an interim period. The effective date for the Company is April 1, 2023. Management is yet to assess the impact of adoption of this ASU.

2. Acquisition

MiX Telematics North America, a 100% owned subsidiary of the Company, acquired Trimble’s Field Service Management business (“FSM”) in North America on September 2, 2022 (the “Transaction”).

FSM’s North American operations include the sale and support of telemetry and video solutions that enable back-office monitoring and visualization for fleet services management in a number of industries. The Transaction presents an opportunity for the Company to increase its scale in North America and to further diversify its North America business by expanding its presence in market verticals such as construction and last mile logistics.

All existing FSM subscription contracts and the related revenue streams were acquired by MiX Telematics North America.

The purchase consideration for the FSM business comprised of the following:
•An upfront cash payment of $3.7 million on September 2, 2022 (“Closing Date”), based on an upfront fee of $300 per subscription contract where the FSM customer has purchased or agreed to purchase 4G hardware as of the day immediately prior to the Closing Date and where the contractual term expires on or after the 18-month anniversary of the Closing Date.
•Additional payments to be made in respect of the renewal of existing subscriptions as well as for new subscriptions entered into by customers (that were customers on the Closing Date) with MiX Telematics North America. Depending on the hardware requirements of these customers and specific contract terms, Trimble will be paid between $200 and $300 per subscription contract. The additional payments will be made approximately every three months, ending on March 2, 2024, and have been treated as contingent consideration. The initial fair value of the contingent consideration of $4.1 million was included in the purchase price for purposes of calculating goodwill and reflects an expectation of approximately a 75% retention rate. Subsequent changes in fair value will be recognized in the Condensed Consolidated Statements of Income/(Loss). The estimated total consideration for additional payments should not exceed $6.4 million which assumes a 100% conversion rate, which the Company believes is unlikely.

Pro forma results were not presented below because the effect of this acquisition is not material to the Condensed Consolidated Statements of Income/(Loss).

The acquisition of the FSM business was considered a business combination and was accounted for under the acquisition method of accounting. The following table summarizes the consideration transferred, the assets acquired and liabilities assumed as of the acquisition date (in thousands):

September 2, 2022
Fair value of consideration transferred
Cash consideration	$3,739
Contingent consideration	4,073
7,812

Fair value of identifiable assets acquired and liabilities assumed
Customer relationships	6,000
Finance lease receivable	412
Indemnification asset[1]	1,476
Loss contingency[1]	(1,476)
Product warranties	(41)
6,371

Goodwill	$1,441

1. With the acquisition, the Company assumed a Hardware Purchase Plan (“HPP”) loss contingency of $1.5 million with a corresponding indemnification asset against Trimble. The HPP represents a contractual obligation, requiring the replacement of equipment should this become technically obsolete. The key event triggering the provision is the imminent shut down of the 3G network across different states in America. The Company has entered into an agreement with Trimble whereby Trimble will be responsible for covering these costs. The indemnification outcomes are directly linked to the loss contingency.

The initial accounting for the business combination is not yet complete given that the acquisition occurred less than a month before the reporting date. The fair values of the identifiable assets acquired and liabilities assumed have only been determined on a provisional basis and therefore, adjustments to them and the resulting goodwill may occur in the future.

During a transitional period, until all the FSM subscribers have been migrated to the Company’s SaaS platform, Trimble will (i) supply certain hardware comprising telematics kits and other parts as required for the fulfillment of subscription contracts; (ii) grant MiX Telematics North America a non-exclusive, non-transferable license to certain software in respect of hardware used by subscribers; and (iii) provide access to certain applications and network connections to support ongoing operations and customer account management. The Company however remains liable to the customer for the services.

Acquisition-related costs of $0.8 million were incurred, and are included in Administration and other expenses in the Condensed Consolidated Statements of Income/(Loss). The initial cash payment was funded out of existing cash resources.

The goodwill is attributable to the workforce of the acquired business and the opportunity for the Company to increase its scale in North America and to further diversify its North America business. The goodwill is assigned to the Americas segment and is deductible for tax purposes. There was no change in the goodwill balance of $1.4 million between the date of acquisition and the end of the reporting period, September 30, 2022.

The customer relationships acquired will be amortized over a weighted average amortization period of 10 years.

The acquired business contributed revenues of $0.9 million and earnings of $3,400 for the period from September 2, 2022 to September 30, 2022. If the business was acquired on April 1, 2022, the acquired business would have contributed revenues of $5.7 million and earnings of $0.5 million, after amortization of customer relationships, for the 6 months ended September 30, 2022.

Valuation Methodology

The customer relationships were valued using the multi-period excess earnings method under the income approach, which estimates associated revenues and costs to determine the projected cash flows derived from this asset. The discount rate used reflects the risk and uncertainty of the cash flows relative to the overall business. The useful lives of customer relationships were established by reference to the payback period of the asset.

Assumptions used in forecasting cash flows included consideration of the following:
•Historical performance including sales and profitability
•Contributory asset charges
•Business prospects, industry expectations and competitive environment
•Estimated economic life of the asset
•Revenue attributable to existing customers
•Attrition of existing customers

The fair value of the contingent consideration was estimated using the income approach, based on applying a discounted cash flow valuation. Key inputs in the valuation include forecasted existing subscriber conversions, subscriber discount rate, and payor counterparty credit risk discount rate.

3. Revenue from contracts with customers

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

Contract liabilities
When customers are invoiced in advance for subscription services that will be provided over periods of more than one month, or pay in advance of service periods of more than one month, deferred revenue liabilities are recorded. Deferred revenue as of March 31, 2022 and September 30, 2022 was $6.7 million and $5.9 million, respectively. During the quarter ended September 30, 2021 and September 30, 2022, revenue of $1.2 million and $0.9 million respectively, was recognized which was included in the deferred revenue balances at the beginning of each such quarter. During the six months ended September 30, 2021 and
September 30, 2022, revenue of $2.4 million and $2.2 million, respectively, was recognized which was included in the deferred revenue balances at the beginning of each such financial year.

Contract acquisition costs
Commissions payable to sales employees and external third parties which are incurred to acquire contracts are capitalized and amortized, unless the amortization period is 12 months or less, in which instance they are expensed immediately. Deferred commissions were $4.1 million and $4.8 million as of March 31, 2022 and September 30, 2022, respectively, and are included in Other assets on the Condensed Consolidated Balance Sheets.

The following is a summary of the amortization expense recognized (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2022	2021	2022
Amortization recognized during the period:	$(857)	$(988)	$(1,767)	$(1,929)
–Cost of revenue (external commissions)	(616)	(732)	(1,291)	(1,472)
–Sales and marketing (internal commissions)	(241)	(256)	(476)	(457)

4. Credit risk related to accounts receivable

The movements in the allowance for doubtful accounts are as follows (in thousands):

	Six Months Ended September 30,
	2021	2022
Balance at April 1	$5,575	$5,426
Bad debt provision	1,563	1,643
Write-offs	(1,036)	(2,245)
Foreign currency translation differences	(66)	(831)
Balance at September 30	$6,036	$3,993

Overview of the Company’s exposure to credit risk from customers

The maximum exposure to credit risk at the reporting date is the carrying value of each receivable and loan to external parties, net of impairment losses where relevant. As of March 31, 2022 and September 30, 2022, the Company had no significant concentration of credit risk, due to its spread of customers across various operations and geographical locations.

The Company does not hold any collateral as security.

Net accounts receivable as of March 31, 2022 and September 30, 2022 of $4.1 million and $2.6 million, respectively, are pledged as security for the Company’s overdraft facilities.

5. Property, plant and equipment

Property, plant and equipment comprises owned and right of use assets. The Company leases many assets including property, vehicles, machinery and IT equipment.

The cost and accumulated depreciation of owned assets are as follows (in thousands):

	March 31, 2022	September 30, 2022
Owned assets
Plant and Equipment	$791	$715
Motor Vehicles	1,938	1,814
Furniture, fixtures and equipment	1,553	1,357
Computer and radio equipment	4,036	3,745
In-vehicle devices	65,881	67,532
Assets in progress	332	111
Owned assets, gross	74,531	75,274
Less: accumulated depreciation and impairments	(46,597)	(44,905)
Owned assets, net	$27,934	$30,369

Depreciation expense related to owned assets during the three months ended September 30, 2021 and 2022 was $2.6 million and $2.2 million, respectively. Depreciation expense related to owned equipment during the six months ended September 30, 2021 and 2022 was $5.3 million and $4.8 million, respectively. Depreciation expense related to in-vehicle devices is included in subscription cost of revenue.

The cost and accumulated depreciation of right-of-use assets are as follows (in thousands):

	March 31, 2022	September 30, 2022
Right-of-use assets
Property	$7,019	$5,113
Equipment, motor vehicles and other	305	225
Less: accumulated depreciation	(2,984)	(2,068)
Right of use assets, net	$4,340	$3,270

6. Intangible assets

Intangible assets comprise the following (in thousands):

		As of March 31, 2022			As of September 30, 2022
	Useful life (in years)	Gross Carrying amount	Accumulated amortization	Net	Gross Carrying amount	Accumulated amortization	Net
Patents and trademarks	3 - 20	$105	$(70)	$35	$152	$(122)	$30
Customer relationships	2 - 15	2,772	(2,528)	244	8,536	(2,543)	5,993
Internal-use software, technology and other	1 - 18	42,335	(22,154)	20,181	36,735	(19,803)	16,932
Total		$45,212	$(24,752)	$20,460	$45,423	$(22,468)	$22,955

For the three months ended September 30, 2021 and 2022, amortization expense of $1.0 million and $1.3 million respectively, has been recognized. For the six months ended September 30, 2021 and 2022, amortization expense of $2.0 million, and $2.4 million, respectively, has been recognized. Non-cash disposals of $0.1 million and $0.6 million were recognized for the six months ended September 30, 2021 and 2022, respectively. Foreign exchange related gains of $0.3 million and $4.1 million, on accumulated amortization, were recognized for the six months ended September 30, 2021 and 2022, respectively.

7. Accrued expenses and other liabilities

Accrued expenses and other liabilities comprise the following (in thousands):

	March 31, 2022	September 30, 2022
Current:
Product warranties	$630	$313
Maintenance	506	433
Employee-related accruals	7,621	6,343
Lease liabilities	932	543
Accrued commissions	3,017	2,764
Loss contingency (1)	—	1,476
Other accruals	6,904	7,289
Total current	$19,610	$19,161

Non-current:
Lease liabilities	$3,655	$2,762
Other liabilities	689	594
Total non-current	$4,344	$3,356

(1) Relates to the acquisition of Trimble’s FSM business.

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

	As of September 30,
	2021	2022
Product warranties
Opening balance	$612	$683
Warranty expense/(credit)	200	(22)
Reclassification (1)	—	(247)
Utilized	(126)	—
Acquisition (2)	—	41
Foreign currency translation difference	(14)	(102)
Balance as of September 30	$672	$353
Non-current portion (included in other liabilities)	$47	$40
Current portion	$625	$313

(1) Relates to a reclassification of certain costs from Product warranties to the Maintenance provision.
(2) Relates to the acquisition of Trimble’s FSM business.

8. Development expenditure

Development expenditure incurred comprises the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2022	2021	2022
Costs capitalized (1)	$985	$988	$1,956	$2,029
Costs expensed (2)	1,314	1,449	2,751	3,004
Total costs incurred	$2,299	$2,437	$4,707	$5,033

(1) Costs capitalized relate only to the development of internal-use software, which are recognized in accordance with the Intangible assets (Internal-use software and technology) accounting policy.
(2) Costs expensed are included in Administration and other expenses in the Condensed Consolidated Statements of Income/(Loss).

9. Leases

The Company leases property, office equipment and vehicles under operating leases. The lease terms vary between 1 month and 120 months, with many leases providing renewal rights and certain leases with annual escalations of up to 8% per annum. To the extent the Company is reasonably certain that it will exercise renewal options, such options have been included in the lease terms used for calculating the right-of-use assets and lease liabilities. Right-of-use assets are included in Property, plant and equipment in the Condensed Consolidated Balance Sheets and lease liabilities related to the Company’s operating leases are included in Accrued expenses and other liabilities and Long-term accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

Where lease terms are 12-months or less, and meet the criteria for short-term lease classification, no right-of-use asset and no lease liability are recognized.

The components of lease cost are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2022	2021	2022
Operating lease cost	$373	$303	$780	$635
Short-term lease cost	145	86	234	132
Total lease cost	$518	$389	$1,014	$767

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Six Months Ended September 30,
	2021	2022
Operating cash flow information:
Cash payments included in the measurement of lease liabilities	$754	$827
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$397	$231

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	March 31, 2022	September 30, 2022
Weighted-average remaining lease term - operating leases (months) (1)	25	24
Weighted-average discount rate - operating leases	8.0%	8.1%

(1) Including expected renewals where appropriate.

Maturities of operating lease liabilities as of September 30, 2022 were as follows (in thousands):

2023 (remainder)	$431
2024	701
2025	636
2026	544
2027	552
Thereafter	1,396
Total future minimum lease payments	4,260
Less: Imputed interest	(955)
Present value of future minimum lease payments	3,305
Less: Current portion of lease liabilities	(543)
Non-current portion of lease liabilities	$2,762

10. Income taxes

Our income tax provision reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete events which are recorded in the period they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 38.9% for the six months ended September 30, 2021 compared to 109.1% for the six months ended September 30, 2022. Our effective tax rate was 65.7% for the three months ended September 30, 2021 compared to 161.5% for the three months ended September 30, 2022.

11. Earnings/Loss per share

Basic
Basic earnings/loss per share is calculated by dividing the income/loss attributable to ordinary shareholders of the parent by the weighted average number of ordinary shares in issue during the period.

The net income/loss and weighted average number of shares used in the calculation of basic and diluted earnings/loss per share are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2022	2021	2022
Numerator (basic)
Net income/(loss) attributable to MiX Telematics Limited stockholders	$1,299	$(1,206)	$4,830	$(528)
Denominator (basic)
Weighted-average number of ordinary shares in issue and outstanding	552,386	552,210	552,124	551,792
Basic earnings/(loss) per share	$0.002	$(0.002)	$0.009	$(0.001)

American Depository Shares*:
Net income/(loss) attributable to MiX Telematics Limited stockholders	$1,299	$(1,206)	$4,830	$(528)
Weighted-average number of American Depository Shares in issue and outstanding	22,095	22,088	22,085	22,072
Basic earnings/(loss) per American Depository share	$0.06	$(0.05)	$0.22	$(0.02)
*One American Depository Share is the equivalent of 25 ordinary shares.

Diluted
Diluted earnings/loss per share is calculated by dividing the diluted income/loss attributable to ordinary shareholders by the diluted weighted average number of ordinary shares in issue during the period. Stock options, retention shares and stock appreciation rights granted to directors and employees are considered to be potential ordinary shares. They have been included in the determination of diluted earnings/loss per share if the required target share price or annual shareholder return hurdles (as applicable) would have been met based on the performance up to the reporting date, and to the extent to which they are dilutive.

Adjustments for stock appreciation rights and restricted share units are excluded from the calculation of diluted loss per share and per American Depository share in the table below for the three and six months ended September 30, 2022 as the effect would have been anti-dilutive.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2022	2021	2022
Numerator (diluted)
Diluted net income/(loss) attributable to MiX Telematics Limited stockholders	$1,299	$(1,206)	$4,830	$(528)
Denominator (diluted)
Weighted-average number of ordinary shares in issue and outstanding	552,386	552,210	552,124	551,792
Adjusted for:
– potentially dilutive effect of stock appreciation rights (1)	11,778	—	11,809	—
– potentially dilutive effect of restricted share units (1)	1,458	—	1,389	—
Diluted-weighted average number of ordinary shares in issue and outstanding	565,622	552,210	565,322	551,792
Diluted earnings/(loss) per share	$0.002	$(0.002)	$0.009	$(0.001)

American Depository Shares*:
Diluted net income/(loss) attributable to MiX Telematics Limited stockholders	$1,299	$(1,206)	$4,830	$(528)
Diluted weighted-average number of American Depository Shares in issue and outstanding	22,625	22,088	22,613	22,072
Diluted earnings/(loss) per American Depository share	$0.06	$(0.05)	$0.21	$(0.02)

(1) Excluded from the calculation of diluted loss per share for the three and six months ended September 30, 2022 as the effect would have been anti-dilutive.

*One American Depository Share is the equivalent of 25 ordinary shares.

12. Segment information

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

The CODM has been identified as the Chief Executive Officer who makes strategic decisions for the Company. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses income before income tax expense excluding acquisition-related costs, net interest expense/income, net foreign exchange gains/losses, net profit on sale of property, plant and equipment, restructuring costs, stock-based compensation costs, impairment of long-lived assets, depreciation, amortization, operating lease costs and corporate and consolidation entries. Product development costs are capitalized and amortized and this amortization is excluded from Segment Adjusted EBITDA.

Segment assets are not disclosed because such information is not reviewed by the CODM.

The following tables provide revenue and Segment Adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2021
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$18,686	$1,596	$20,282	$8,874
Europe	3,413	1,337	4,750	1,682
Americas	3,444	468	3,912	33
Middle East and Australasia	4,207	1,750	5,957	2,665
Brazil	1,121	16	1,137	288
Total Regional Sales Offices	30,871	5,167	36,038	13,542
Central Services Organization	14	22	36	(2,457)
Total Segment Results	$30,885	$5,189	$36,074	$11,085

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Three Months Ended September 30, 2022
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$18,073	$1,413	$19,486	$7,528
Europe	3,019	510	3,529	1,099
Americas	4,281	473	4,754	945
Middle East and Australasia	3,983	1,889	5,872	2,149
Brazil	1,314	277	1,591	408
Total Regional Sales Offices	30,670	4,562	35,232	12,129
Central Services Organization	30	—	30	(2,692)
Total Segment Results	$30,700	$4,562	$35,262	$9,437

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Six Months Ended September 30, 2021
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$37,397	$2,811	$40,208	$17,778
Europe	6,786	2,598	9,384	3,433
Americas	7,067	663	7,730	572
Middle East and Australasia	8,556	2,855	11,411	5,208
Brazil	2,141	48	2,189	605
Total Regional Sales Offices	61,947	8,975	70,922	27,596
Central Services Organization	28	22	50	(5,044)
Total Segment Results	$61,975	$8,997	$70,972	$22,552

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Six Months Ended September 30, 2022
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$37,134	$3,085	$40,219	$15,465
Europe	6,164	999	7,163	2,335
Americas	7,693	1,163	8,856	1,118
Middle East and Australasia	8,082	2,774	10,856	3,987
Brazil	2,549	637	3,186	843
Total Regional Sales Offices	61,622	8,658	70,280	23,748
Central Services Organization	41	—	41	(5,459)
Total Segment Results	$61,663	$8,658	$70,321	$18,289

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

A reconciliation of the segment results to income before income tax expense is disclosed below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2022	2021	2022
Segment Adjusted EBITDA	$11,085	$9,437	$22,552	$18,289
Corporate and consolidation entries	(2,474)	(2,778)	(4,850)	(4,952)
Operating lease costs (1)	(373)	(301)	(780)	(635)
Product development costs (2)	(335)	(349)	(698)	(692)
Depreciation and amortization	(3,668)	(3,450)	(7,347)	(7,196)
Impairment of long-lived assets	(28)	—	(28)	—
Stock-based compensation costs	(330)	(243)	(694)	(51)
Restructuring costs	(51)	—	(52)	—
Net profit on sale of property, plant and equipment	43	—	43	33
Net foreign exchange gains/(losses)	60	653	(16)	1,498
Net interest (expense)/income	(141)	(223)	(219)	264
Acquisition-related costs	—	(784)	—	(784)
Income before income tax expense	$3,788	$1,962	$7,911	$5,774

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

No single customer accounted for 10% or more of the Company’s total revenue for the three months ended September 30, 2021 and 2022. No single customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2022 or September 30, 2022.

13. Stock-based compensation plan

The Company has issued equity-classified share incentives under the MiX Telematics Long-Term Incentive Plan (“LTIP”) to directors and certain key employees within the Company.

The LTIP provides for three types of grants to be issued, namely performance shares, restricted share units (“RSUs”) and stock appreciation rights (“SARs”).

As of September 30, 2022, there were 34,965,000 shares reserved for future issuance under the LTIP.

The total stock-based compensation expense recognized during the three months ended September 30, 2021 and 2022 was $0.3 million and $0.2 million, respectively. The total stock-based compensation expense recognized during the six months ended September 30, 2021 and 2022 was $0.7 million and $0.1 million, respectively. The noted decrease during the six months ended September 30, 2022 is mainly as a result of the resignation of the Group Chief Financial Officer during the first quarter of fiscal year 2023.

Stock appreciation rights granted under the LTIP

The following table summarizes the activities for the outstanding SARs:

	Number of SARs	Weighted- Average Exercise Price in U.S. Cents*	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2022	40,971,875	45
Granted	—	—
Exercised	(121,875)	19
Forfeited	(5,650,000)	42
Outstanding as of September 30, 2022	35,200,000	36	3.16

Vested and expected to vest as of September 30, 2022	34,118,750	36	3.13	895
Vested as of September 30, 2022	8,350,000	19	0.50	895

As of September 30, 2022, there was $1.5 million of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 3.7 years.

*U.S. currency amounts are based on a ZAR:USD exchange rate of R17.980 as of September 30, 2022.

Restricted share units granted under the LTIP

2 million RSUs were outstanding and unvested as of April 1, 2022. 1 million RSUs vested and were exercised during the first quarter of fiscal year 2023. 0.2 million RSUs were forfeited during the first quarter of fiscal year 2023, resulting in 0.8 million RSUs outstanding as of September 30, 2022. Management estimates forfeiture to be approximately 5%. The unrecognized compensation cost related to unvested RSUs as of September 30, 2022 was $0.1 million, which will be recognized over a weighted average period of 0.8 years, which is the same period as the weighted average remaining contractual term.

14. Debt

As of March 31, 2022 and September 30, 2022, debt comprised bank overdrafts of $5.6 million and $12.0 million, respectively.

Details of undrawn facilities are shown below:

	Interest rate	March 31, 2022	September 30, 2022
Undrawn borrowing facilities at floating rates include:
– Standard Bank Limited:
Overdraft	SA Prime* less 1.2%	$—	$224
Vehicle and asset finance	SA Prime* less 1.2%	587	473
Working capital facility	SA Prime* less 0.25%	544	1,390
– Nedbank Limited overdraft	SA Prime* less 2%	690	556
– Investec Bank Limited Facility:
General committed banking facility	SA Prime* less 1.5%	—	10,812
General uncommitted banking facility	Negotiable (overnight or daily rates)	—	10,000

		$1,821	$23,455
*South African prime interest rate

As of March 31, 2022 and September 30, 2022, the South African prime interest rate was 7.75% and 9.75% respectively. The Standard Bank Limited and Nedbank Limited facilities have no fixed renewal date and are repayable on demand. The facility from Nedbank Limited is unsecured.

On June 29, 2022, the Company entered into a new credit facility agreement with Investec Bank Limited (“Investec”) for a 364-day renewable committed general credit facility of R350 million ($22 million at a USD/ZAR exchange rate of $1:ZAR 16.1546), (the “Committed Facility”) and an uncommitted general credit facility of $10 million (the “Uncommitted Facility”). As of September 30, 2022, $8.7 million of the facility was utilized.

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

15. Contingencies

Service agreement
In terms of an amended network services agreement with Mobile Telephone Networks Proprietary Limited (“MTN”), MTN is entitled to claw back payments from MiX Telematics Africa Proprietary Limited, a subsidiary of the Company, in the event of early cancellation of the agreement or certain base connections not being maintained over the term of the agreement. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2022 and September 30, 2022 was $1.7 million and $1.3 million, respectively. No loss is considered probable under this arrangement.

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

The Commission’s lawyer recently approached the Tribunal to secure a pre-hearing date. The pre-hearing will be used to set a timetable for the further process towards a hearing in due course. The parties expect the pre-hearing (once held) to result in dates for a hearing being established (along with a timeline for the production of documents such as the Commission’s investigative record, discovery, exchange of factual witness statements, etc.). The Tribunal has not yet reverted on the pre-hearing date.

We cannot predict the timing of a resolution or the ultimate outcome of the matter; however, management, with the input of its external legal advisers, continues to believe that we have consistently adhered to all applicable laws and regulations and that the referral from the Commission is without merit. As of September 30, 2022, we have not made any provisions for this matter as an estimate of the possible loss or range of loss could not be made, and we do not believe that an outflow of economic resources is probable.

16. Subsequent events

Other than the item below, the directors are not aware of any matter material or otherwise arising since September 30, 2022 and up to the date of this report, not otherwise dealt with herein.

Dividend declared
The Board of Directors declared, in respect of the three months ended September 30, 2022, a dividend of 4 South African cents per ordinary share and 1 South African Rand per ADS, which will be paid on December 1, 2022 to ADS holders on record as of the close of business on November 18, 2022.

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
Recent Developments
MiX Telematics North America, one of our wholly-owned subsidiaries, acquired Trimble’s Field Service Management business (“FSM”) in North America on September 2, 2022 (the “FSM Acquisition”).
FSM’s North American operations include the sale and support of telemetry and video solutions that enable back-office monitoring and visualization for fleet services management in a number of industries. The FSM Acquisition presents us with an opportunity to increase our scale in North America and to further diversify our North America business by expanding our presence in market verticals such as construction and last mile logistics.
All existing FSM subscription contracts and the related revenue streams were acquired by MiX Telematics North America.
The purchase consideration for the FSM comprised of the following:
•An upfront cash payment of $3.7 million on the Closing Date, based on an upfront fee of $300 per subscription contract where the FSM customer has purchased or agreed to purchase 4G hardware as of the day immediately prior to the Closing Date and where the contractual term expires on or after the 18-month anniversary of the Closing Date.

•Additional payments to be made in respect of the renewal of existing subscriptions as well as for new subscriptions entered into by customers (that were customers on the Closing Date) with MiX Telematics North America. Depending on the hardware requirements of these customers and specific contract terms, Trimble will be paid between $200 and $300 per subscription contract. The additional payments will be made approximately every three months, ending on March 2, 2024, and have been treated as contingent consideration. The initial fair value of the contingent consideration of $4.1 million was included in the purchase price for purposes of calculating goodwill and reflects an expectation of approximately a 75% retention rate. The estimated total consideration for additional payments should not exceed $6.4 million which assumes a 100% conversion rate, which we believe is unlikely.

Inflation Risk
We believe that inflation may have a material effect on our business, financial condition or results of operations in the current fiscal year. Current economic projections remain uncertain as a result of the sudden and sharp surge in global inflation mainly as a result of global supply chain constraints, rising fuel prices, global politics, sanctions and the impact thereof on global trade. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset these higher costs through price increases. Our inability to do so could harm our business, financial condition and results of operations. Refer to Part II Item 1A. “Risk Factors” for further information regarding inflation risk.
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
In the first half of fiscal year 2023, subscription revenue has increased as a percentage of total revenue due to a decrease in hardware and other revenue. In the three months ended September 30, 2021 and 2022, subscription revenue represented 85.6% and 87.1%, respectively, of our total revenue. In the six months ended September 30, 2021 and 2022, subscription revenue represented 87.3% and 87.7%, respectively, of our total revenue.

Subscribers
Subscribers represent the total number of discrete services we provide to customers at the end of the period.

	As of September 30,
	2021	2022
Subscribers	770,159	914,629

38,000 subscribers were added by MiX Telematics North America as a result of the FSM Acquisition during September 2022.

Basis of Presentation and Key Components of Our Results of Operations
We manage our business in six segments which include Africa, Americas, Brazil, Europe and the Middle East and Australasia (our regional sales offices (“RSOs”)), and our central services organization (“CSO”). CSO is the central services organization that wholesales products and services to RSOs which, in turn, interface with our end-customers, distributors and dealers. CSO is also responsible for the development of hardware and software platforms and provides common marketing, product management, technical and distribution support to each of the other reportable segments.

CSO is a reportable segment because it produces discrete financial information which is reviewed by the chief operating decision maker (“CODM”) and has the ability to generate external revenues.
The CODM has been identified as the Chief Executive Officer who makes strategic decisions. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses income before income tax expense excluding acquisition-related costs, net interest expense/income, net foreign exchange gains/losses, net profit on sale of property, plant and equipment, restructuring costs, stock-based compensation costs, impairment of long-lived assets, depreciation, amortization, operating lease costs and corporate and consolidation entries. Product development costs are capitalized and amortized, and this amortization is excluded from Segment Adjusted EBITDA.

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
Our customer contracts typically have a three-to-five-year initial term. Following the initial term, most fleet customers elect to renew for fixed terms ranging from one to five years. Our third-party dealers are typically billed monthly based on active connections. Some of our customer agreements, including our consumer subscriptions, provide for automatic monthly or yearly renewals unless the customer elects not to renew its subscription. Our consumer customer contracts in South Africa are governed by the Consumer Protection Act, which allows customers to cancel without paying the full balance of the contract amount. Our fleet contracts and our customer contracts outside of South Africa are generally non-cancellable.
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
Research and Development
For additional disclosures in respect of research and development, technology and intellectual property please refer to “Item 1. Business” in our Annual Report on Form 10-K for the year ended March 31, 2022, which we filed with the U.S. Securities and Exchange Commission (“SEC”) on June 14, 2022.

Taxes
During the three months ended September 30, 2021 and 2022, our effective tax rates were 65.7% and 161.5%, respectively, and during the six months ended September 30, 2021 and 2022, our effective tax rates were 38.9% and 109.1%, respectively, compared to a South African statutory rate of 28%. Taxation mainly consists of normal statutory income tax paid or payable and deferred tax on any temporary differences.
Our effective tax rate may vary primarily according to the mix of profits made in various jurisdictions and the impact of certain non-deductible/non-taxable foreign exchange movements, net of tax. Further information on this is disclosed in Note 10. Income Taxes contained in the “Notes to Condensed Consolidated Financial Statements” included in Part I of this Quarterly Report on Form 10-Q. As a result, significant variances in future periods may occur.

Results of Operations

The following table sets forth certain consolidated statements of income/(loss) data:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2022	2021	2022
	(In thousands)
Total revenue	$36,074	$35,262	$70,972	$70,321
Total cost of revenue	13,106	13,160	25,149	26,486
Gross profit	22,968	22,102	45,823	43,835
Sales and marketing	3,872	4,053	7,384	8,385
Administration and other	15,366	16,572	30,373	31,547
Income from operations	3,730	1,477	8,066	3,903
Other income	199	708	64	1,607
Net interest (expense)/income	(141)	(223)	(219)	264
Income tax expense	2,489	3,168	3,081	6,302
Net income/(loss)	1,299	(1,206)	4,830	(528)
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income/(loss) attributable to MiX Telematics Limited	$1,299	$(1,206)	$4,830	$(528)

The following table sets forth, as a percentage of revenue, consolidated statements of income/(loss) data:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2022	2021	2022
	(Percentage)
Total revenue	100.0%	100.0%	100.0%	100.0%
Total cost of revenue	36.3	37.3	35.4	37.7
Gross profit	63.7	62.7	64.6	62.3
Sales and marketing	10.7	11.5	10.4	11.9
Administration and other	42.6	47.0	42.8	44.9
Income from operations	10.3	4.2	11.4	5.6
Other income	0.6	2.0	0.1	2.3
Net interest (expense)/income	(0.4)	(0.6)	(0.3)	0.4
Income tax benefit/(expense)	6.9	9.0	4.3	9.0
Net income/(loss)	3.6	(3.4)	6.8	(0.8)
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income/(loss) attributable to MiX Telematics Limited	3.6	(3.4)	6.8	(0.8)

Results of Operations for the Three Months Ended September 30, 2021 and 2022

Revenue

	Three Months Ended September 30,
	2021	2022	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$30,885	$30,700	(0.6)%	10.1%
Hardware and other revenue	5,189	4,562	(12.1)%	(1.7)%
	$36,074	$35,262	(2.3)%	8.4%

Our total revenue decreased by $0.8 million, or 2.3%, from the second quarter of fiscal year 2022. The principal factors affecting our revenue decline included:
•Subscription revenues decreased by 0.6% to $30.7 million, compared to $30.9 million for the second quarter of fiscal year 2022. Subscription revenues represented 87.1% of total revenues during the second quarter of fiscal year 2023. Subscription revenues increased by 10.1% on a constant currency basis, year over year. 3% of this increase is attributable to the FSM business acquisition. During the second quarter of fiscal year 2023, our subscriber base grew by a net 76,300 subscribers, or 9.1% to 914,600 subscribers at September 30, 2022, compared to the net growth of 16,700 subscribers during the second quarter of fiscal year 2022. The group reported record organic net subscriber growth of 38,300 subscribers with contributions across all solution categories. 38,000 subscribers were added by MiX Telematics North America Inc. from the acquired FSM business.

The majority of our revenues and subscription revenues are derived from currencies other than the U.S. Dollar. Accordingly, the strengthening of the U.S. Dollar against these currencies (in particular against the South African Rand) following continued currency volatility, has negatively impacted our revenue and subscription revenues reported in U.S. Dollars. Compared to the second quarter of fiscal year 2022, the South African Rand weakened by 16% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R17.01 in the second quarter of fiscal year 2023 compared to an average of R14.62 during the second quarter of fiscal year 2022. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the second quarter of fiscal year 2023 led to a 10.7% decrease in reported U.S. Dollar subscription revenues.

•Hardware and other revenue decreased by $0.6 million, or 12.1%, from the second quarter of fiscal year 2022, mainly due to lower sales in the Europe segment. Hardware and other revenues decreased by 1.7% on a constant currency basis, year over year.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the second quarter of fiscal year 2023 led to a 10.7% decrease in reported U.S. Dollar revenues.

A breakdown of third-party revenue by segment is shown in the table below:

	Three Months Ended September 30,
	2021	2022	2021	2022	2021	2022
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$20,282	$19,486	$18,686	$18,073	$1,596	$1,413
Americas	3,912	4,754	3,444	4,281	468	473
Europe	4,750	3,529	3,413	3,019	1,337	510
Middle East and Australasia	5,957	5,872	4,207	3,983	1,750	1,889
Brazil	1,137	1,591	1,121	1,314	16	277
CSO	36	30	14	30	22	—
Total	$36,074	$35,262	$30,885	$30,700	$5,189	$4,562

In the Africa segment, subscription revenue decreased by $0.6 million, or 3.3%. On a constant currency basis, the increase in subscription revenue was 11.2%, as a result of a 17.1% increase in subscribers since October 1, 2021. Hardware and other revenue decreased by 11.5%. Total revenue decreased by $0.8 million, or 3.9%. Total revenue increased by 11.4% on a constant currency basis.
In the Americas segment, subscription revenue increased by $0.8 million, or 24.3%. The FSM business acquired on September 2, 2022 reported subscription revenue of $0.9 million in the month of September which contributed to the subscription revenue increase and increased the segments subscriber base by 104.7%. Hardware and other revenue increased by 1.1%. Total revenue increased by $0.8 million, or 21.5%.

In the Europe segment, subscription revenue declined by $0.4 million, or 11.5%. On a constant currency basis, subscription revenue decreased by 0.3%. Subscribers increased by 0.6% since October 1, 2021. Total revenue decreased by $1.2 million, or 25.7%, due to a decrease in hardware and other revenues of $0.8 million compared to the second quarter of fiscal year 2022. Total revenue decreased by 16.2% on a constant currency basis.
In the Middle East and Australasia segment, subscription revenue decreased by $0.2 million, or 5.3%. On a constant currency basis, subscription revenue decreased by 1.0%, despite a 4.2% increase in subscribers since October 1, 2021. Hardware and other revenue increased by $0.1 million, or 7.9%. Total revenue decreased by $0.1 million, or 1.4%. Total revenue in constant currency increased by 3.2%.
In the Brazil segment, subscription revenue increased by $0.2 million, or 17.2%. On a constant currency basis, subscription revenue increased by 17.4%. Subscribers increased by 16.2% since October 1, 2021. Hardware and other revenue increased by $0.3 million. Total revenue increased by $0.5 million, or 39.9%. On a constant currency basis, total revenue increased by 40.4%.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2021	2022
	(In thousands, except for percentages)
Cost of revenue - subscription	$9,219	$9,852
Cost of revenue - hardware and other	3,887	3,308

Gross profit	$22,968	$22,102
Gross profit margin	63.7%	62.7%
Gross profit margin - subscription	70.2%	67.9%
Gross profit margin - hardware and other	25.1%	27.5%
Compared to a decrease in total revenue of $0.8 million, or 2.3%, cost of revenues increased by $0.1 million, or 0.4%, from the second quarter of fiscal year 2022. This together with lower subscription revenue margins resulted in a lower gross profit margin of 62.7% in the second quarter of fiscal year 2023 compared to 63.7% in the second quarter of fiscal year 2022.

Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 87.1% of total revenue in the second quarter of fiscal year 2023 compared to 85.6% in the second quarter of fiscal year 2022. The subscription revenue margin during the second quarter of fiscal year 2023 was 67.9%, compared to 70.2% for the second quarter of fiscal year 2022.
During the second quarter of fiscal year 2023, hardware and other margins were higher than in the second quarter of fiscal year 2022, mainly due to the geographical sales mix and the distribution channels.

Sales and Marketing

	Three Months Ended September 30,
	2021	2022
	(In thousands, except for percentages)
Sales and marketing	$3,872	$4,053
As a percentage of revenue	10.7%	11.5%
Sales and marketing costs increased by $0.2 million, or 4.7%, from the second quarter of fiscal year 2022 to the second quarter of fiscal year 2023 against a 2.3% decrease in total revenue. The increase in the second quarter of fiscal year 2023 was primarily as a result of increases of $0.2 million in employee costs and $0.2 million in travel costs, offset by a $0.2 million decrease in advertising costs. In the second quarter of fiscal year 2023, sales and marketing costs represented 11.5% of revenue compared to 10.7% of revenue in the second quarter of fiscal year 2022.
Administration and Other Expenses

	Three Months Ended September 30,
	2021	2022
	(In thousands, except for percentages)
Administration and other	$15,366	$16,572
As a percentage of revenue	42.6%	47.0%

Administration and other expenses increased by $1.2 million or 7.8%, from the second quarter of fiscal year 2022 to the second quarter of fiscal year 2023.
The increase mainly relates to $0.8 million in acquisition-related costs (refer to note 2 to the condensed consolidated financial statements), a $0.2 million increase in salaries and wages, $0.3 million increase in bonuses, offset by other decreases of $0.1 million, none of which were individually significant.

Taxation

	Three Months Ended September 30,
	2021	2022
	(In thousands, except for percentages)
Income tax expense	$2,489	$3,168
Effective tax rate	65.7%	161.5%
Taxation expense increased by $0.7 million. During the second quarter of fiscal year 2023, net income included a net foreign exchange gain of $0.7 million before tax and a $2.0 million charge from the income tax effect of net foreign exchange gains (which includes a $1.8 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics and MiX
Telematics Investments Proprietary Limited (“MiX Investments”), one of our wholly-owned subsidiaries, as well as a $0.2 million deferred tax charge on other foreign exchange gains). During the second quarter of fiscal year 2022, net income included a net foreign exchange gain of $0.1 million before tax and a $1.1 million charge from the income tax effect of net foreign exchange gains (which includes a $0.9 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics and MiX Investments, as well as a $0.2 million deferred tax charge on other foreign exchange gains).

Adjusted effective tax rate, a non-GAAP measure which excludes the impact of net foreign exchange losses and gains net of tax and acquisition-related costs, is the tax rate used in determining adjusted net income below. Adjusted effective tax rate was 63.4% in the second quarter of fiscal year 2023 as compared to 38.6% in the second quarter of fiscal year 2022. Refer to the non-GAAP section below for the reconciliation of adjusted effective tax rate.

Results of Operations for the Six Months Ended September 30, 2021 and 2022

Revenue

	Six Months Ended September 30,
	2021	2022	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$61,975	$61,663	(0.5)%	8.5%
Hardware and other revenue	8,997	8,658	(3.8)%	3.8%
	$70,972	$70,321	(0.9)%	7.9%

Our total revenue decreased by $0.7 million, or 0.9%, from the first half of fiscal year 2022. The principal factors affecting our revenue decline included:
•Subscription revenues decreased by 0.5% to $61.7 million, compared to $62.0 million for the first half of fiscal year 2022. Subscription revenues represented 87.7% of total revenues during the first half of fiscal year 2022. Subscription revenues increased by 8.5% on a constant currency basis, year over year. From March 31, 2022 to September 30, 2022, our subscriber base grew by a net 99,500 subscribers to 914,600 subscribers at September 30, 2022, compared to the net growth of 25,500 subscribers during the second half of fiscal year 2022. The group reported net organic subscriber growth of 61,500 subscribers with contributions across all solution categories. 38,000 subscribers were added by MiX Telematics North America, from the acquired FSM business.

The majority of our revenues and subscription revenues are derived from currencies other than the U.S. Dollar. Accordingly, the strengthening of the U.S. Dollar against these currencies (in particular against the South African Rand) following continued currency volatility, has negatively impacted our revenue and subscription revenues reported in U.S. Dollars. Compared to the first half of fiscal year 2022, the South African Rand weakened by 13.2% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R16.28 in the current six-month period compared to an average of R14.38 during the first six months of fiscal year 2022. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first six months of fiscal year 2023 led to a 9.0% decrease in reported U.S. Dollar subscription revenues.

•Hardware and other revenue decreased by $0.3 million, or 3.8%, from the first half of fiscal year 2022, mainly due to lower sales in the Europe segment.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first half of fiscal year 2023 led to an 8.8% decrease in reported U.S. Dollar revenues.

A breakdown of third-party revenue by segment is shown in the table below:

	Six Months Ended September 30,
	2021	2022	2021	2022	2021	2022
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$40,208	$40,219	$37,397	$37,134	$2,811	$3,085
Americas	7,730	8,856	7,067	7,693	663	1,163
Europe	9,384	7,163	6,786	6,164	2,598	999
Middle East and Australasia	11,411	10,856	8,556	8,082	2,855	2,774
Brazil	2,189	3,186	2,141	2,549	48	637
CSO	50	41	28	41	22	—
Total	$70,972	$70,321	$61,975	$61,663	$8,997	$8,658

In the Africa segment, subscription revenue decreased by $0.3 million, or 0.7%. On a constant currency basis, the increase in subscription revenue was 11.7%, as a result of a 17.1% increase in subscribers since October 1, 2021. Hardware and other revenue increased by $0.3 million, or 9.7%. Total revenue increased by 0.03%. On a constant currency basis, the total revenue increase was 12.6%.
In the Americas segment, subscription revenue increased by $0.6 million, or 8.9%, the FSM business, acquired on September 2, 2022, increased subscription revenue by $0.9 million, offset by a net $0.3 million decrease in subscription revenue. The FSM business contributed 12.5% to the constant currency subscription revenue increase and increased the segments subscriber base by 104.7%. Hardware and other revenue increased by $0.5 million, or 75.4%. Total revenue increased by $1.1 million, or 14.6%.
In the Europe segment, subscription revenue decreased by $0.6 million, or 9.2%. On a constant currency basis, the growth in subscription revenue was 0.7% as a result of a 0.6% increase in subscribers since October 1, 2021. Total revenue decreased by $2.2 million, or 23.7%, following a decrease in hardware and other revenues of $1.6 million or 61.5% compared to the first half of fiscal year 2022. Total revenue decreased by 15.3% on a constant currency basis.
Subscription revenue in the Middle East and Australasia segment decreased by $0.5 million or 5.5%. On a constant currency basis, the decrease in subscription revenue was 1.2%, despite a 4.2% increase in subscribers since October 1, 2021. Hardware and other revenue decreased by $0.1 million, or 2.8%. Total revenue decreased by $0.6 million, or 4.9%. Total revenue in constant currency decreased by 0.3%.
In the Brazil segment, subscription revenue increased by $0.4 million, or 19.1%. On a constant currency basis, subscription revenue increased by 14.7%. The increase was mainly due to an increase in subscribers of 16.2% since October 1, 2021. Total revenue increased by $1.0 million, or 45.5%. On a constant currency basis, total revenue increased by 40.2%.
Cost of Revenue

	Six Months Ended September 30,
	2021	2022
	(In thousands, except for percentages)
Cost of revenue - subscription	$18,346	$19,905
Cost of revenue - hardware and other	6,803	6,581

Gross profit	$45,823	$43,835
Gross profit margin	64.6%	62.3%
Gross profit margin - subscription	70.4%	67.7%
Gross profit margin - hardware and other	24.4%	24.0%

Compared to a decrease in total revenue of $0.7 million, or 0.9%, cost of revenues increased by $1.3 million, or 5.3%, from the first half of fiscal year 2022. This together with lower subscription revenue margins resulted in a lower gross profit margin of 62.3% in the first half of fiscal year 2023 compared to 64.6% in the first half of fiscal year 2022.
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 87.7% of total revenue in the first half of fiscal year 2023 compared to 87.3% in the first half of fiscal year 2022. The subscription revenue margin during the first half of fiscal year 2023 was 67.7%, compared to 70.4% for the first half of fiscal year 2022.
During the first half of fiscal year 2023, hardware and other margins were 24.0% compared to 24.4% in the first half of fiscal year 2022.

Sales and Marketing

	Six Months Ended September 30,
	2021	2022
	(In thousands, except for percentages)
Sales and marketing	$7,384	$8,385
As a percentage of revenue	10.4%	11.9%

Sales and marketing costs increased by $1.0 million, or 13.6%, from the first half of fiscal year 2022 to the first half of fiscal year 2023 against a $0.7 million, or 0.9%, decrease in total revenue. The increase in the first half of fiscal year 2023 was primarily as a result of increases of $0.5 million in employee costs and $0.5 million in travel costs. In the first half of fiscal year 2023, sales and marketing costs represented 11.9% of revenue compared to 10.4% of revenue in the first half of fiscal year 2022.
Administration and Other Expenses

	Six Months Ended September 30,
	2021	2022
	(In thousands, except for percentages)
Administration and other	$30,373	$31,547
As a percentage of revenue	42.8%	44.9%

Administration and other expenses increased by $1.2 million, or 3.9%, from the first half of fiscal year 2022 to the first half of fiscal year 2023.
The increase mainly relates to acquisition-related costs of $0.8 million (refer to note 2 to the condensed consolidated financial statements), increases of $0.2 million in training and recruitment costs, and $0.2 million in travel costs.

Taxation

	Six Months Ended September 30,
	2021	2022
	(In thousands, except for percentages)
Income tax expense	$3,081	$6,302
Effective tax rate	38.9%	109.1%

Taxation expense increased by $3.2 million. In the first half of fiscal year 2023, the income tax expense included a foreign exchange gain of $1.5 million before tax and a $4.1 million charge from the income tax effect of net foreign exchange gains (which includes a $3.7 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics and MiX

Investments, as well as a $0.4 million deferred tax charge on other foreign exchange gains). During the first half of fiscal year 2022, net income included a net foreign exchange loss of less than $0.01 million before tax and a $0.3 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics and MiX Investments.

Adjusted effective tax rate, a non-GAAP measure which excludes the impact of net foreign exchange losses and gains net of tax and acquisition-related costs, is the tax rate used in determining adjusted net income below. Adjusted effective tax rate was 47.9% in the first half of fiscal year 2023 as compared to 35.0% in the first half of fiscal year 2022. Refer to the non-GAAP section below for the reconciliation of adjusted effective tax rate.

Non-GAAP Financial Information

We use certain measures to assess the financial performance of our business. Certain of these measures are termed “non-GAAP measures” because they exclude amounts that are included in, or include amounts that are excluded from, the most directly comparable measure calculated and presented in accordance with GAAP, or are calculated using financial measures that are not calculated in accordance with GAAP. These non-GAAP measures include adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per share, adjusted effective tax rate, free cash flow and constant currency information.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and adjusted EBITDA margin are two of the profit measures reviewed by the CODM. We define adjusted EBITDA as the income before income taxes, net interest expense/income, net foreign exchange gains/losses, depreciation of property, plant and equipment including capitalized customer in-vehicle devices, amortization of intangible assets including capitalized internal-use software development costs and intangible assets identified as part of a business combination, net profit on sale of property, plant and equipment, stock-based compensation costs, impairment of long-lived assets, restructuring costs and acquisition-related costs. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue.
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

A reconciliation of net income/(loss) (the most directly comparable financial measure presented in accordance with GAAP) to adjusted EBITDA for the periods shown is presented below.

Reconciliation of Net Income/(Loss) to Adjusted EBITDA for the Period
	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2022	2021	2022
	(In thousands)
Net income/(loss)	$1,299	$(1,206)	$4,830	$(528)
Plus: Income tax expense	2,489	3,168	3,081	6,302
Plus/(less): Net interest expense/(income)	141	223	219	(264)
(Less)/plus: Foreign exchange (gains)/losses	(60)	(653)	16	(1,498)
Plus: Depreciation (1)	2,650	2,171	5,344	4,797
Plus: Amortization (2)	1,018	1,279	2,003	2,399
Plus: Impairment of long-lived assets	28	—	28	—
Plus: Stock-based compensation costs	330	243	694	51
Less: Net profit on sale of property, plant and equipment	(43)	—	(43)	(33)
Plus: Restructuring costs	51	—	52	—
Plus: Acquisition-related costs	—	784	—	784
Adjusted EBITDA	$7,903	$6,009	$16,224	$12,010
Adjusted EBITDA margin	21.9%	17.0%	22.9%	17.1%
(1) Includes depreciation of owned assets (including in-vehicle devices).
(2) Includes amortization of intangible assets (including intangible assets identified as part of a business combination).

Our use of adjusted EBITDA and adjusted EBITDA margin have limitations as analytical tools and should not be considered as performance measures in isolation from, or as a substitute for, analysis of our results as reported under GAAP.
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

Adjusted Net Income
Adjusted net income is defined as net income/loss excluding net foreign exchange gains/losses and acquisition-related costs, net of tax.
We have included adjusted net income in this quarterly report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange gains/losses and acquisition-related costs, net of tax and associated tax consequences, from earnings. Accordingly, we believe that adjusted net income provides useful information to investors and others in understanding and evaluating our operating results.

Reconciliation of net income/(loss) to adjusted net income
	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2022	2021	2022
	(In thousands)
Net income /(loss)	$1,299	$(1,206)	$4,830	$(528)
Net foreign exchange (gains)/losses	(60)	(653)	16	(1,498)
Income tax effect of net foreign exchange gains/(losses)	1,052	2,023	310	4,059
Acquisition-related costs	—	784	—	784
Income tax effect of acquisition-related costs	—	(182)	—	(182)
Adjusted net income	$2,291	$766	$5,156	$2,635

Basic and Diluted Adjusted Net Income Per Share
Basic and diluted adjusted net income per share is defined as adjusted net income divided by the weighted average number of ordinary shares in issue during the period.
We have included adjusted net income per share in this quarterly report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange gains/losses and acquisition-related costs, net of tax and associated tax consequences, from earnings. Accordingly, we believe that adjusted net income per share provides useful information to investors and others in understanding and evaluating our operating results.

Reconciliation of net income/(loss) to basic and diluted adjusted net income per ordinary share
	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2022	2021	2022
	(In thousands)
Net income/(loss)	$1,299	$(1,206)	$4,830	$(528)
Net foreign exchange (gains)/losses	(60)	(653)	16	(1,498)
Income tax effect of net foreign exchange gains/(losses)	1,052	2,023	310	4,059
Acquisition-related costs	—	784	—	784
Income tax effect of acquisition-related costs	—	(182)	—	(182)
Adjusted net income	$2,291	$766	$5,156	$2,635

Weighted average number of ordinary shares in issue
Basic (’000)	552,386	552,210	552,124	551,792
Adjusted for:
– potentially dilutive effect of stock appreciation rights (1)	11,778	2,818	11,809	3,182
– potentially dilutive effect of restricted share units (1)	1,458	633	1,389	1,232
Diluted (’000)	565,622	555,661	565,322	556,206

Net income/(loss) per ordinary share – basic	$0.002	$(0.002)	$0.009	$(0.001)
Effect of net foreign exchange (gains)/losses	#	(0.001)	#	(0.003)
Income tax effect of net foreign exchange gains/(losses)	0.002	0.004	0.001	0.008
Acquisition-related costs	—	0.001	—	0.001
Income tax effect of acquisition-related costs	—	#	—	#
Adjusted net income per ordinary share – basic	$0.004	$0.001	$0.009	$0.005

Net income/(loss) per ordinary share – basic	$0.002	$(0.002)	$0.009	$(0.001)
Effect of net foreign exchange (gains)/losses	#	(0.001)	#	(0.003)
Income tax effect of net foreign exchange gains/(losses)	0.002	0.004	#	0.008
Acquisition-related costs	—	0.001	—	0.001
Income tax effect of acquisition-related costs	—	#	—	#
Adjusted net income per ordinary share – diluted	$0.004	$0.001	$0.009	$0.005

(1) The diluted weighted average number of shares in fiscal year 2023 is used only for purposes of basic and diluted adjusted net income per share as it is anti-dilutive for net loss per share purposes (refer to note 11 to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q).

# Amount less than $0.001

Adjusted Effective Tax Rate
The adjusted effective tax rate is defined as income tax expense excluding the income tax effect of net foreign exchange gains/losses and acquisition-related costs divided by income before income tax expense excluding net foreign exchange gains/losses and acquisition-related costs.

We have included adjusted effective tax rate in this quarterly report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange gains/losses and acquisition-related costs, and associated tax consequences, from our effective tax rate.

Reconciliation of effective tax rate to adjusted effective tax rate
	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2022	2021	2022
	(In thousands)
Income before income tax expense	$3,788	$1,962	$7,911	$5,774
Net foreign exchange (gains)/losses	(60)	(653)	16	(1,498)
Acquisition-related costs	—	784	—	784
Adjusted income before income tax expense	$3,728	$2,093	$7,927	$5,060

Income tax expense	$(2,489)	$(3,168)	$(3,081)	$(6,302)
Income tax effect of net foreign exchange gains/(losses)	1,052	2,023	310	4,059
Income tax effect of acquisition-related costs	—	(182)	—	(182)
Adjusted income tax expense	$(1,437)	$(1,327)	$(2,771)	$(2,425)

Effective tax rate	65.7%	161.5%	38.9%	109.1%

Adjusted effective tax rate	38.6%	63.4%	35.0%	47.9%

Free Cash Flow
Free cash flow is determined as net cash provided by operating activities less capital expenditure for investing activities. We believe that free cash flow provides useful information to investors and others in understanding and evaluating our cash flows as it provides detail of the amount of cash we generate or utilize after accounting for all capital expenditures including investments in in-vehicle devices.

The following table (in thousands) reconciles net cash provided by operating activities to free cash flow for the periods shown:

	Six Months Ended September 30,
	2021	2022
	(In thousands)
Net cash provided by operating activities	$10,665	$1,582
Less: Capital expenditure payments	(13,424)	(14,060)
Free cash flow	$(2,759)	$(12,478)

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
The following tables provide the constant currency reconciliation to the most directly comparable GAAP measure for the periods shown:
Subscription Revenue

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2022	% Change	2021	2022	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$30,885	$30,700	(0.6)%	$61,975	$61,663	(0.5)%
Conversion impact of U.S. Dollar/other currencies	—	3,305	10.7%	—	5,581	9.0%
Subscription revenue on a constant currency basis	$30,885	$34,005	10.1%	$61,975	$67,244	8.5%

Hardware and Other Revenue

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2022	% Change	2021	2022	% Change
	(In thousands, except for percentages)
Hardware and other revenue as reported	$5,189	$4,562	(12.1)%	$8,997	$8,658	(3.8)%
Conversion impact of U.S. Dollar/other currencies	—	537	10.4%	—	678	7.6%
Hardware and other revenue on a constant currency basis	$5,189	$5,099	(1.7)%	$8,997	$9,336	3.8%

Total Revenue

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2022	% Change	2021	2022	% Change
	(In thousands, except for percentages)
Total revenue as reported	$36,074	$35,262	(2.3)%	$70,972	$70,321	(0.9)%
Conversion impact of U.S. Dollar/other currencies	—	3,842	10.7%	—	6,259	8.8%
Total revenue on a constant currency basis	$36,074	$39,104	8.4%	$70,972	$76,580	7.9%

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. Other than the estimates related to fair values of assets acquired and liabilities assumed from the business acquired and the fair value measurement of contingent consideration, management believes that there have not been any other significant changes in our critical accounting policies and estimates during the second quarter of fiscal year 2023 as compared to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2022, which we filed with the SEC on June 14, 2022.

Liquidity and Capital Resources
We believe that our cash and borrowings available under our credit facilities will be sufficient to meet our liquidity requirements for the foreseeable future. Liquidity risk is reduced as a result of stable income due to the recurring nature of our income, available cash resources, as well as unutilized facilities which are available.
The following tables provide a summary of our cash flows for each of the six months ended September 30, 2021 and 2022:

	Six Months Ended September 30,
	2021	2022
	(In thousands)
Net cash provided by operating activities	$10,665	$1,582
Net cash used in investing activities	(13,370)	(17,726)
Net cash (used in)/from financing activities	(2,584)	4,565
Net decrease in cash and cash equivalents, and restricted cash	(5,289)	(11,579)
Cash and cash equivalents, and restricted cash at beginning of the period	46,343	34,719
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(340)	(2,727)
Cash and cash equivalents, and restricted cash at the end of the period	$40,714	$20,413
We fund our operations, capital expenditure and acquisitions through cash generated from operating activities, cash on hand and our undrawn borrowing facilities.

It is currently our policy to pay regular dividends, and we consider such dividend payments on a quarter-by-quarter basis.
On May 23, 2017, the MiX Telematics Limited Board approved a share repurchase program of up to R270 million (equivalent of $15.0 million as of September 30, 2022) under which we may repurchase our ordinary shares, including ADSs. On December 3, 2021, the Board approved an increase to the share repurchase program under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the program as at December 2, 2021, the Company could repurchase additional shares with a cumulative value of R160 million ($10.0 million). The total value of the whole share repurchase program post the December 3, 2021 increase is R396.5 million ($24.9 million). During fiscal year 2022, shares with a value of R44.7 million (equivalent of $2.5 million as of September 30, 2022) were repurchased under the share repurchase program.
During the three months ended September 30, 2022, shares with a value of R1.7 million (equivalent of $0.1 million as of September 30, 2022) were repurchased under the share repurchase program. Additional shares to the value of R113.5 million (equivalent of $6.3 million as of September 30, 2022) may still be repurchased.
We expect any repurchases under this share repurchase program to be funded out of existing cash resources or borrowing facilities.
Operating Activities
Net cash provided by operating activities during the six months ended September 30, 2021 primarily consisted of our cash generated from operations of $14.2 million, net interest received of $0.02 million, offset by taxes paid of $3.6 million.

Net cash provided by operating activities during the six months ended September 30, 2022 primarily consisted of our cash generated from operations of $2.0 million, net interest received of $0.1 million, offset by taxes paid of $0.5 million.

Net cash provided by operating activities decreased from $10.7 million during the six months ended September 30, 2021 to $1.6 million during the six months ended September 30, 2022. This is primarily attributable to a decrease in cash generated from operations of $12.2 million offset by increased net interest received of $0.1 million and decreased taxation paid of $3.1 million. The cash generated by operations decrease is primarily as a result of a decrease in net income of $5.4 million, non-cash foreign exchange gains of $1.5 million and a deterioration in working capital management of $5.7 million (specifically a decrease in accounts payables of $3.2 million, an increase in prepaid expenses and other current assets of $0.7 million, an increase in capitalized commissions of $2.0 million due to higher revenues, an increase in inventories of $0.8 million, negative change in foreign currency translation adjustments of $1.5 million, partially offset by a decrease in accounts receivables of $2.2 million and an increase in accrued expenses of $0.4 million).
Investing Activities
Net cash used in investing activities in the six months ended September 30, 2021 was $13.4 million. Net cash used in investing activities during the six months ended September 30, 2021 primarily consisted of capital expenditures of $13.4 million. Capital expenditures during the six months ended September 30, 2021 included purchases of intangible assets of $2.8 million and cash paid to purchase property and equipment of $10.6 million, which included in-vehicle devices of $9.7 million.

Net cash used in investing activities in the six months ended September 30, 2022 increased to $17.7 million from $13.4 million in the six months ended September 30, 2021. Net cash used in investing activities during the six months ended September 30, 2022 primarily consisted of capital expenditures of $14.1 million, cash paid for business combination of $3.7 million, offset by proceeds from the sale of property, plant and equipment of $0.1 million. Capital expenditures during the six months ended September 30, 2022 included purchases of intangible assets of $2.9 million and cash paid to purchase property and equipment of $11.2 million, which included in-vehicle devices of $10.6 million.
Financing Activities
In the six months ended September 30, 2021, the cash used in financing activities of $2.6 million includes dividends paid of $3.1 million, offset by $0.5 million from facilities utilized.
In the six months ended September 30, 2022, the cash from financing activities of $4.6 million includes $7.4 million from facilities utilized for working capital purposes in the Africa segment, offset by dividends paid of $2.7 million and shares repurchased of $0.1 million.
Credit Facilities
As of September 30, 2022, our principal sources of liquidity were net cash balances of $7.7 million (consisting of cash and cash equivalents of $19.7 million less short-term debt (bank overdraft) of $12.0 million) and an unutilized borrowing capacity of $23.5 million available through our credit facilities. As of September 30, 2022, our principal sources of credit are our facilities with Standard Bank Limited, Nedbank Limited and Investec Bank Limited.
We have an overdraft facility of R64.0 million (the equivalent of $3.6 million as of September 30, 2022), a working capital facility of R25.0 million (the equivalent of $1.4 million as of September 30, 2022) and a vehicle and asset finance facility of R8.5 million (the equivalent of $0.5 million as of September 30, 2022) with Standard Bank Limited that bear interest at South African Prime less 1.2% except for the working capital facility that bears interest at South African Prime less 0.25%.
We use this facility as part of our foreign currency hedging strategy. We draw down on this facility in the applicable foreign currency in order to fix the exchange rate on the existing balance sheet foreign currency exposure that we anticipate settling in that foreign currency. As of September 30, 2022, our obligations under the overdraft facility with Standard Bank Limited are guaranteed by MiX Telematics Limited and our wholly-owned subsidiaries, MiX Telematics Africa Proprietary Limited and MiX Telematics International Proprietary Limited, and secured by a pledge of accounts receivable by MiX Telematics Limited and MiX Telematics International Proprietary Limited.
We have a R25.0 million (the equivalent of $1.4 million as of September 30, 2022) working capital facility from Standard Bank Limited that bears interest at South African Prime less 0.25%. As of September 30, 2022, the facility was unutilized. We use this facility for working capital purposes in our Africa operations.
We have a R10.0 million (the equivalent of $0.6 million as of September 30, 2022) facility from Nedbank Limited that bears interest at South African Prime less 2%. As of September 30, 2022, the facility was undrawn. We use this facility for working capital purposes in our Africa operations.
On June 29, 2022, the Company entered into a new credit facility agreement with Investec Bank Limited (“Investec”) for a 364-day renewable committed general credit facility of R350 million ($22 million at a USD/ZAR exchange rate of $1:ZAR 16.1546), (the “Committed Facility”) and an uncommitted general credit facility of $10 million (the “Uncommitted Facility”).

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

The loans under the Committed Facility bear interest at South African prime interest rate less 1.5% per annum and the loans under the Uncommitted Facility bear interest at overnight or daily negotiable rates, in each case which such interest shall accrue on all amounts outstanding under the Committed Facility or the Uncommitted Facility, as the case may be, payable monthly in arrears on the first business day of each month, or as otherwise specified in the Credit Agreement. Investec shall advise the Company of any changes to the applicable interest rate. As of September 30, 2022, $8.7 million of the facility was utilized. We will use this facility as part of our foreign currency hedging strategy and for working capital purposes.
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

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15(d) - 15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, we concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for fiscal year ended March 31, 2022. The material weakness related to several deficiencies in the design and operating effectiveness of business process level controls in the areas of management review of income tax, consignment stock and capitalization of internally generated software costs at the Company’s Africa segment as a result of the lack of senior financial resources to appropriately supervise and execute control activities.

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

We have begun by restructuring the finance function, have appointed personnel and have reinforced the procedures and controls of management review controls.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We implemented a new ERP system in our Middle East operations in September 2021, in North America in April 2022 and in Australia and Europe in July 2022. In addition, we have acquired the FSM business in North America of Trimble Inc. and are in the process of integrating the acquisition into the Americas segment. From a financial reporting perspective, FSM transactions will be subject to the same business processes and controls that we have implemented in the Americas sector.
We are in the process of planning the ERP roll out in our Brazil operations to go live in January 2023. As part of the new ERP system implementations, certain internal controls over financial reporting have been automated or modified and the source of information used to perform the control activities has changed to the new ERP system. While we believe the controls in the new ERP system will enhance the internal control environment, there are inherent risks associated with the implementation of a new ERP system. We will continue to evaluate the processes and controls related to the system transition and the assessment of design adequacy and operating effectiveness of internal control over financial reporting throughout fiscal year 2023.
Other than the changes noted above under “Remediation” and the implementation of the ERP system in North America, Australia and Europe, there were no material changes in the Company’s internal control over financial reporting, as defined in Rule 13a - 15(f) and 15d - 15(f) promulgated under the Exchange Act, during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material developments in our legal proceedings since we filed our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022. Refer to “Part II. Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 and “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 for additional information regarding legal proceedings.

Item 1A. Risk Factors

As of September 30, 2022, there have been no material changes in the risk factors previously disclosed. Our business is subject to numerous risks, a number of which are described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2022 and Part II, Item 1A. “Risk Factors” of our Q1 2023 Form 10-Q.

These risks should be carefully considered together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2022 and Part II, Item 1A. “Risk Factors” of our Q1 2023 Form 10-Q are not the only risks we face. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers

On May 23, 2017, the MiX Telematics Limited Board approved a share repurchase program of up to R270 million (equivalent of $15.0 million as of September 30, 2022) under which we may repurchase our ordinary shares, including ADSs. On December 3, 2021, the Board approved an increase to the share repurchase program under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the program as at December 2, 2021, the Company could repurchase additional shares with a cumulative value of R160 million ($10.0 million). The total value of the whole share repurchase program post the December 3, 2021 increase is R396.5 million ($24.9 million). During fiscal year 2022, shares with a value of R44.7 million (equivalent of $2.5 million as of September 30, 2022) were repurchased under the share repurchase program.
Fiscal 2023 purchases
During the first quarter of fiscal 2023, there were no share repurchases. During the second quarter of fiscal 2023, the following purchases were made under the share repurchase program:

Period	Total number of shares repurchased	Average price paid per share (1) R	Shares canceled under the share repurchase program	Total value of shares purchased as part of publicly announced program R’000	Maximum value of shares that may yet be purchased under the program R’000
Month
August 2022	328,228	5.33	—	1,749	113,534
	328,228	5.33	—	1,749	113,534
(1) Including transaction costs.

Table below shows the equivalent U.S Dollar amounts, converted at the average monthly exchange rate for the month of the purchase.

Period	Total number of shares repurchased	Average price paid per share (1) $	Shares canceled under the share repurchase program	Total value of shares purchased as part of publicly announced program $’000	Maximum value of shares that may yet be purchased under the program $’000
Month
August 2022	328,228	0.32	—	105	6,803
	328,228	0.32	—	105	6,803
(1) Including transaction costs.

Shares repurchased in Q2 2023 were delisted and form part of the authorized unissued share capital of the Company.

Item 6. Exhibits

Exhibit No.	Description
10.1†§	Asset Purchase Agreement, dated as of August 24, 2022, by and between MiX Telematics North America, Inc. and Trimble Inc.
10.2	Executive Employment Agreement, dated November 8, 2022, by and between MiX Telematics North America, Inc. and Paul Dell
31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a--14(a) and 15d--14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a--14(a) and 15d--14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

†
Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Any omitted schedule or similar attachment will be furnished supplementally to the SEC upon request.

§	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. An unredacted copy of the exhibit will be furnished supplementally to the SEC upon request.
*	The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIX TELEMATICS LIMITED

By: /s/ Stefan Joselowitz
Stefan Joselowitz
Chief Executive Officer

By: /s/ Paul Dell
Paul Dell
Chief Financial Officer

Date: November 9, 2022