Form 10-Q
period 2022-12-31
MiX Telematics Ltd
filed 2023-02-09
CIK 1576914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

or

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

As of January 27, 2023, the registrant had 553,323,208 ordinary shares, of no par value, outstanding. This number excludes 53,816,750 shares held by the registrant as treasury stock.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2022	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$33,738	$24,968
Restricted cash	981	841
Accounts receivables, net of allowances for doubtful accounts of $5.4 million and $3.3 million as of March 31, 2022 and December 31, 2022, respectively	25,092	27,068
Inventory, net	3,356	4,995
Prepaid expenses and other current assets	11,463	10,065
Total current assets	74,630	67,937
Property, plant and equipment, net	32,274	36,944
Goodwill	44,434	40,552
Intangible assets, net	20,460	23,530
Deferred tax assets	3,768	2,365
Other assets	4,988	6,395
Total assets	$180,554	$177,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$5,597	$12,633
Accounts payables	8,052	3,609
Accrued expenses and other liabilities	19,610	23,498
Contingent consideration	—	3,792
Deferred revenue	6,692	6,607
Income taxes payable	590	894
Total current liabilities	40,541	51,033
Deferred tax liabilities	8,972	10,846
Contingent consideration	—	281
Long-term accrued expenses and other liabilities	4,344	3,794
Total liabilities	53,857	65,954
Stockholders’ equity:
MiX Telematics Limited stockholders’ equity
Preference shares: 100 million shares authorized but not issued	—	—
Ordinary shares: 605.2 million and 607.1 million no-par value shares issued as of March 31, 2022 and December 31, 2022, respectively	64,390	64,283
Less treasury stock at cost: 53.8 million shares as of March 31, 2022 and December 31, 2022	(17,315)	(17,315)
Retained earnings	79,709	78,007
Accumulated other comprehensive income/(loss)	3,909	(9,534)
Additional paid-in capital	(4,001)	(3,677)
Total MiX Telematics Limited stockholders’ equity	126,692	111,764
Non-controlling interest	5	5
Total stockholders’ equity	126,697	111,769

Total liabilities and stockholders’ equity	$180,554	$177,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2022	2021	2022
Revenue
Subscription	$30,324	$32,469	$92,299	$94,132
Hardware and other	5,889	5,338	14,886	13,996
Total revenue	36,213	37,807	107,185	108,128
Cost of revenue
Subscription	8,869	9,864	27,215	29,769
Hardware and other	4,893	3,595	11,696	10,176
Total cost of revenue	13,762	13,459	38,911	39,945
Gross profit	22,451	24,348	68,274	68,183
Operating expenses
Sales and marketing	4,027	4,589	11,411	12,974
Administration and other	15,841	15,728	46,214	47,275
Total operating expenses	19,868	20,317	57,625	60,249
Income from operations	2,583	4,031	10,649	7,934
Other income/(expense)	114	(748)	178	859
Net interest expense	75	272	294	8
Income before income tax expense	2,622	3,011	10,533	8,785
Income tax expense	1,992	223	5,073	6,525
Net income	630	2,788	5,460	2,260
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income attributable to MiX Telematics Limited	$630	$2,788	$5,460	$2,260

Net income per ordinary share
Basic	$0.001	$0.005	$0.010	$0.004
Diluted	$0.001	$0.005	$0.010	$0.004

Net income per American Depositary Share
Basic	$0.03	$0.13	$0.25	$0.10
Diluted	$0.03	$0.13	$0.24	$0.10

Ordinary shares
Weighted average	552,452	552,865	552,234	552,148
Diluted weighted average	564,580	555,811	565,076	556,047

American Depositary Shares
Weighted average	22,098	22,115	22,089	22,086
Diluted weighted average	22,583	22,232	22,603	22,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2022	2021	2022
Net income	$630	$2,788	$5,460	$2,260
Other comprehensive (loss)/income
Foreign currency translation (losses)/gains, net of tax	(3,544)	5,166	(5,125)	(13,443)
Total comprehensive (loss)/income	(2,914)	7,954	335	(11,183)
Less: Total comprehensive income attributable to non-controlling interest	—	—	—	—
Total comprehensive (loss)/income attributable to MiX Telematics Limited	$(2,914)	$7,954	$335	$(11,183)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended December 31, 2021 and 2022
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of October 1, 2021	606,435	$67,401	$(17,315)	$343	$(4,632)	$78,468	$124,265	$5	$124,270
Net income	—	—	—	—	—	630	630	—	630
Other comprehensive loss	—	—	—	(3,544)	—	—	(3,544)	—	(3,544)
Issuance of common stock in relation to SARs exercised	1,677	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	310	—	310	—	310
Dividends of 4 South African cents (0.3 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,429)	(1,429)	—	(1,429)
Purchase of treasury stock	—	—	(801)	—	—	—	(801)	—	(801)
Balance as of December 31, 2021	608,112	$67,401	$(18,116)	$(3,201)	$(4,322)	$77,669	$119,431	$5	$119,436

Balance as of October 1, 2022	605,903	$64,283	$(17,315)	$(14,700)	$(3,950)	$76,469	$104,787	$5	$104,792
Net income	—	—	—	—	—	2,788	2,788	—	2,788
Other comprehensive income	—	—	—	5,166	—	—	5,166	—	5,166
Issuance of common stock in relation to SARs exercised	1,238	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	273	—	273	—	273
Dividends of 4 South African cents (0.2 U.S cents) per ordinary share declared	—	—	—	—	—	(1,250)	(1,250)	—	(1,250)
Balance as of December 31, 2022	607,141	$64,283	$(17,315)	$(9,534)	$(3,677)	$78,007	$111,764	$5	$111,769

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended December 31, 2021 and 2022
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of April 1, 2021	605,579	$67,401	$(17,315)	$1,924	$(5,326)	$76,710	$123,394	$5	$123,399
Net income	—	—	—	—	—	5,460	5,460	—	5,460
Other comprehensive loss	—	—	—	(5,125)	—	—	(5,125)	—	(5,125)
Issuance of common stock in relation to SARs exercised	2,533	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,004	—	1,004	—	1,004
Dividends declared	—	—	—	—	—	(4,501)	(4,501)	—	(4,501)
Purchase of treasury stock	—	—	(801)	—	—	—	(801)	—	(801)
Balance as of December 31, 2021	608,112	$67,401	$(18,116)	$(3,201)	$(4,322)	$77,669	$119,431	$5	$119,436

Balance as of April 1, 2022	605,177	$64,390	$(17,315)	$3,909	$(4,001)	$79,709	$126,692	$5	$126,697
Net income	—	—	—	—	—	2,260	2,260	—	2,260
Other comprehensive loss	—	—	—	(13,443)	—	—	(13,443)	—	(13,443)
Issuance of common stock in relation to SARs and RSUs exercised	2,292	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	324	—	324	—	324
Dividends declared	—	—	—	—	—	(3,962)	(3,962)	—	(3,962)
Ordinary shares repurchased and cancelled	(328)	(107)	—	—	—	—	(107)	—	(107)
Balance as of December 31, 2022	607,141	$64,283	$(17,315)	$(9,534)	$(3,677)	$78,007	$111,764	$5	$111,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2021	2022
Cash flows from operating activities
Cash generated from operations	$18,621	$13,551
Interest received	300	590
Interest paid	(262)	(601)
Income tax paid	(3,999)	(745)
Net cash provided by operating activities	14,660	12,795

Cash flows from investing activities
Acquisition of property, plant and equipment – in-vehicle devices	(13,413)	(14,521)
Acquisition of property, plant and equipment – other	(1,462)	(788)
Proceeds from the sale of property, plant and equipment	54	71
Acquisition of intangible assets	(4,083)	(4,086)
Cash paid for business combination	—	(3,739)
Net cash used in investing activities	(18,904)	(23,063)

Cash flows from financing activities
Cash paid for ordinary shares repurchased	(801)	(107)
Cash paid on dividends to MiX Telematics Limited stockholders	(4,484)	(3,955)
Movement in short-term debt	666	7,562
Net cash (used in)/from financing activities	(4,619)	3,500

Net decrease in cash and cash equivalents, and restricted cash	(8,863)	(6,768)
Cash and cash equivalents, and restricted cash at beginning of the period	46,343	34,719
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(782)	(2,142)
Cash and cash equivalents, and restricted cash at end of the period	$36,698	$25,809

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

We have considered the impact of rising inflation, fuel prices, global politics, sanctions and the impact thereof on global trade on the estimates and assumptions used. As of December 31, 2022, we have taken into account the impact of the above on goodwill sensitivities and impairment assessments. However, future changes in economic conditions could have an impact on future estimates and judgements used.

Summary of significant accounting policies

Other than as listed below there have been no other changes to the Company’s significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on June 14, 2022, that have had a material impact on the Company’s Condensed Consolidated Financial Statements and related notes.

Contingent consideration
Contingent consideration is classified as a liability and is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value that are not measurement period adjustments are recognized in the Condensed Consolidated Statements of Income.

Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted during the nine months ended December 31, 2022.

Recent Accounting Pronouncements Not Yet Adopted
On October 28, 2021, the FASB issued ASU 2021-08, which amends ASC 805, Business Combinations, to require companies to apply ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC 805 which requires an acquirer to generally recognize such items at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022 and interim periods therein for public business entities (PBEs). For all other entities, it is effective for fiscal years beginning after December 15, 2023 and interim periods therein. Early adoption is permitted for all entities, including adoption in an interim period. The effective date for the Company is April 1, 2024. Management is yet to assess the impact of adoption of this ASU.

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
•Additional payments to be made in respect of the renewal of existing subscriptions as well as for new subscriptions entered into by customers (that were customers on the Closing Date) with MiX Telematics North America. Depending on the hardware requirements of these customers and specific contract terms, Trimble will be paid between $200 and $300 per subscription contract. The additional payments will be made approximately every three months, ending on March 2, 2024, and have been treated as contingent consideration. The initial fair value of the contingent consideration of $4.1 million was included in the purchase price for purposes of calculating goodwill and reflects an expectation of approximately a 75% retention rate. Subsequent changes in fair value will be recognized in the Condensed Consolidated Statements of Income. The estimated total consideration for additional payments should not exceed $6.4 million which assumes a 100% conversion rate, which the Company believes is unlikely.

Pro forma results were not presented below because the effect of this acquisition is not material to the Condensed Consolidated Statements of Income.

The acquisition of the FSM business was considered a business combination and was accounted for under the acquisition method of accounting. The following table summarizes the consideration transferred, the assets acquired and liabilities assumed as of the acquisition date (in thousands):

September 2, 2022
Fair value of consideration transferred
Cash consideration	$3,739
Contingent consideration	4,073
7,812

Fair value of identifiable assets acquired and liabilities assumed
Customer relationships	6,000
Finance lease receivable	412
Indemnification asset (1)	1,476
Loss contingency (1)	(1,476)
Product warranties	(41)
6,371

Goodwill	$1,441

(1) With the acquisition, the Company assumed a Hardware Purchase Plan (“HPP”) loss contingency of $1.5 million with a corresponding indemnification asset against Trimble. The HPP represents a contractual obligation, requiring the replacement of equipment should this become technically obsolete. The key event triggering the provision is the imminent shut down of the 3G network across different states in America. The Company has entered into an agreement with Trimble whereby Trimble will be responsible for covering these costs. The indemnification outcomes are directly linked to the loss contingency.

The initial accounting for the business combination is not yet complete. The fair values of the identifiable assets acquired and liabilities assumed have only been determined on a provisional basis and therefore, adjustments to them and the resulting goodwill may occur in the future. There were no changes to the initial accounting during the third quarter of fiscal year 2023.

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

The goodwill is attributable to the workforce of the acquired business and the opportunity for the Company to increase its scale in North America and to further diversify its North America business. The goodwill is assigned to the Americas segment and is deductible for tax purposes. There was no change in the goodwill balance of $1.4 million between the date of acquisition and the end of the reporting period, December 31, 2022.

Reconciliation of Total Goodwill

The following table is a reconciliation of the carrying amount of goodwill at the beginning and end of the reporting period:

As of December 31, 2022
Goodwill
Opening balance at March 31, 2022	$44,434
Business acquired	1,441
Foreign currency translation difference	(5,323)
Balance as of December 31, 2022	$40,552

The customer relationships acquired will be amortized over a weighted average amortization period of 10 years.

The acquired business contributed revenues of $3.2 million and earnings of $0.6 million for the period from September 2, 2022 to December 31, 2022. If the business had been acquired on April 1, 2022, the acquired business would have contributed revenues of $8.5 million and earnings of $1.4 million, after amortization of customer relationships, for the nine months ended December 31, 2022.

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

Contract liabilities
When customers are invoiced in advance for subscription services that will be provided over periods of more than one month, or pay in advance of service periods of more than one month, deferred revenue liabilities are recorded. Deferred revenue as of March 31, 2022 and December 31, 2022 was $6.7 million and $6.6 million, respectively. During the quarter ended December 31, 2021 and December 31, 2022, revenue of $0.7 million and $1.2 million respectively, was recognized which was included in the deferred revenue balances at the beginning of each such quarter. During the nine months ended December 31, 2021 and December 31, 2022, revenue of $3.1 million and $3.4 million, respectively, was recognized which was included in the deferred revenue balances at the beginning of each such financial year.

Contract acquisition costs
Commissions payable to sales employees and external third parties which are incurred to acquire contracts are capitalized and amortized, unless the amortization period is 12 months or less, in which instance they are expensed immediately. Deferred commissions were $4.1 million and $5.5 million as of March 31, 2022 and December 31, 2022, respectively, and are included in Other assets on the Condensed Consolidated Balance Sheets.

The following is a summary of the amortization expense recognized (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2022	2021	2022
Amortization recognized during the period:	$(878)	$(1,088)	$(2,645)	$(3,017)
–Cost of revenue (external commissions)	(628)	(868)	(1,919)	(2,340)
–Sales and marketing (internal commissions)	(250)	(220)	(726)	(677)

4. Credit risk related to accounts receivable

The movements in the allowance for doubtful accounts are as follows (in thousands):

	Nine Months Ended December 31,
	2021	2022
Balance at April 1	$5,575	$5,426
Bad debt provision	2,516	2,872
Write-offs	(857)	(4,326)
Foreign currency translation differences	(377)	(636)
Balance at December 31	$6,857	$3,336

Overview of the Company’s exposure to credit risk from customers

The maximum exposure to credit risk at the reporting date is the carrying value of each receivable and loan to external parties, net of impairment losses where relevant. As of March 31, 2022 and December 31, 2022, the Company had no significant concentration of credit risk, due to its spread of customers across various operations and geographical locations.

The Company does not hold any collateral as security.

Net accounts receivable as of March 31, 2022 and December 31, 2022 of $4.1 million and $3.0 million, respectively, are pledged as security for the Company’s overdraft facilities.

5. Property, plant and equipment

Property, plant and equipment comprises owned and right of use assets. The Company leases many assets including property, vehicles, machinery and IT equipment.

The cost and accumulated depreciation of owned assets are as follows (in thousands):

	March 31, 2022	December 31, 2022
Owned assets
Plant and Equipment	$791	$798
Motor Vehicles	1,938	2,028
Furniture, fixtures and equipment	1,553	1,420
Computer and radio equipment	4,036	3,971
In-vehicle devices	65,881	72,340
Assets in progress	332	7
Owned assets, gross	74,531	80,564
Less: accumulated depreciation and impairments	(46,597)	(47,477)
Owned assets, net	$27,934	$33,087

Depreciation expense related to owned assets during the three months ended December 31, 2021 and 2022 was $2.7 million and $2.4 million, respectively. Depreciation expense related to owned equipment during the nine months ended December 31, 2021 and 2022 was $8.0 million and $7.2 million, respectively. Depreciation expense related to in-vehicle devices is included in subscription cost of revenue.

The cost and accumulated depreciation of right-of-use assets are as follows (in thousands):

	March 31, 2022	December 31, 2022
Right-of-use assets
Property	$7,019	$6,009
Equipment, motor vehicles and other	305	265
Less: accumulated depreciation	(2,984)	(2,417)
Right of use assets, net	$4,340	$3,857

6. Intangible assets

Intangible assets comprise the following (in thousands):

		As of March 31, 2022			As of December 31, 2022
	Useful life (in years)	Gross Carrying amount	Accumulated amortization	Net	Gross Carrying amount	Accumulated amortization	Net
Patents and trademarks	3 - 20	$105	$(70)	$35	$165	$(135)	$30
Customer relationships	2 - 15	2,772	(2,528)	244	8,690	(3,100)	5,590
Internal-use software, technology and other	1 - 18	42,335	(22,154)	20,181	39,911	(22,001)	17,910
Total		$45,212	$(24,752)	$20,460	$48,766	$(25,236)	$23,530

For the three months ended December 31, 2021 and 2022, amortization expense of $1.0 million and $1.6 million respectively, has been recognized. For the nine months ended December 30, 2021 and 2022, amortization expense of $3.0 million, and $4.0 million, respectively, has been recognized. Non-cash disposals of $0.1 million and $0.6 million were recognized for the nine months ended December 30, 2021 and 2022, respectively. Foreign exchange related gains of $1.1 million and $2.9 million, on accumulated amortization, were recognized for the nine months ended December 30, 2021 and 2022, respectively.

7. Accrued expenses and other liabilities

Accrued expenses and other liabilities comprise the following (in thousands):

	March 31, 2022	December 31, 2022
Current:
Product warranties	$630	$287
Maintenance	506	496
Employee-related accruals	7,621	6,971
Lease liabilities	932	731
Accrued commissions	3,017	3,365
Loss contingency (1)	—	1,105
Value added tax payables	48	1,142
Audit fee accrual	1,166	902
Other accruals	5,690	8,499
Total current	$19,610	$23,498

Non-current:
Lease liabilities	$3,655	$3,231
Other liabilities	689	563
Total non-current	$4,344	$3,794

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

	As of December 31,
	2021	2022
Product warranties
Opening balance	$612	$683
Warranty expense/(credit)	256	(44)
Reclassification (1)	—	(265)
Utilized	(172)	—
Acquisition (2)	—	41
Foreign currency translation difference	(38)	(86)
Balance as of December 31	$658	$329
Non-current portion (included in other liabilities)	$52	$42
Current portion	$606	$287

(1) Relates to a reclassification of certain costs from Product warranties to the Maintenance provision.
(2) Relates to the acquisition of Trimble’s FSM business.

8. Development expenditure

Development expenditure incurred comprises the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2022	2021	2022
Costs capitalized (1)	$772	$905	$2,728	$2,934
Costs expensed (2)	1,632	1,358	4,383	4,362
Total costs incurred	$2,404	$2,263	$7,111	$7,296

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

The components of lease cost are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2022	2021	2022
Operating lease cost	$343	$297	$1,123	$932
Short-term lease cost	154	104	388	236
Total lease cost	$497	$401	$1,511	$1,168

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Nine Months Ended December 31,
	2021	2022
Operating cash flow information:
Cash payments included in the measurement of lease liabilities	$1,121	$1,069
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$321	$868

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	March 31, 2022	December 31, 2022
Weighted-average remaining lease term - operating leases (months) (1)	25	23
Weighted-average discount rate - operating leases	8.0%	8.2%

(1) Including expected renewals where appropriate.

Maturities of operating lease liabilities as of December 31, 2022 were as follows (in thousands):

2023 (remainder)	$271
2024	970
2025	845
2026	750
2027	656
Thereafter	1,490
Total future minimum lease payments	4,982
Less: Imputed interest	(1,020)
Present value of future minimum lease payments	3,962
Less: Current portion of lease liabilities	(731)
Non-current portion of lease liabilities	$3,231

10. Income taxes

Our income tax provision reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete events which are recorded in the period they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 48.2% for the nine months ended December 31, 2021 compared to 74.3% for the nine months ended December 31, 2022. Our effective tax rate was 76.0% for the three months ended December 31, 2021 compared to 7.4% for the three months ended December 31, 2022.

11. Earnings per share

Basic
Basic earnings per share is calculated by dividing the income attributable to ordinary shareholders of the parent by the weighted average number of ordinary shares in issue during the period.

The net income and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2022	2021	2022
Numerator (basic)
Net income attributable to MiX Telematics Limited stockholders	$630	$2,788	$5,460	$2,260
Denominator (basic)
Weighted-average number of ordinary shares in issue and outstanding	552,452	552,865	552,234	552,148
Basic earnings per share	$0.001	$0.005	$0.010	$0.004

American Depositary Shares*:
Net income attributable to MiX Telematics Limited stockholders	$630	$2,788	$5,460	$2,260
Weighted-average number of American Depositary Shares in issue and outstanding	22,098	22,115	22,089	22,086
Basic earnings per American Depositary share	$0.03	$0.13	$0.25	$0.10
*One American Depositary Share is the equivalent of 25 ordinary shares.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2022	2021	2022
Numerator (diluted)
Diluted net income attributable to MiX Telematics Limited stockholders	$630	$2,788	$5,460	$2,260
Denominator (diluted)
Weighted-average number of ordinary shares in issue and outstanding	552,452	552,865	552,234	552,148
Adjusted for:
– potentially dilutive effect of stock appreciation rights	10,571	2,249	11,397	2,873
– potentially dilutive effect of restricted share units	1,557	697	1,445	1,026
Diluted-weighted average number of ordinary shares in issue and outstanding	564,580	555,811	565,076	556,047
Diluted earnings per share	$0.001	$0.005	$0.010	$0.004

American Depositary Shares*:
Diluted net income attributable to MiX Telematics Limited stockholders	$630	$2,788	$5,460	$2,260
Diluted weighted-average number of American Depositary Shares in issue and outstanding	22,583	22,232	22,603	22,242
Diluted earnings per American Depositary share	$0.03	$0.13	$0.24	$0.10

*One American Depositary Share is the equivalent of 25 ordinary shares.

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

The CODM has been identified as the Chief Executive Officer who makes strategic decisions for the Company. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses income before income tax expense excluding acquisition-related costs, non-recurring legal costs, net interest expense, net foreign exchange gains/losses, net loss/profit on sale of property, plant and equipment, restructuring costs, stock-based compensation costs, impairment of long-lived assets, depreciation, amortization, operating lease costs and corporate and consolidation entries. Product development costs are capitalized and amortized and this amortization is excluded from Segment Adjusted EBITDA.

Segment assets are not disclosed because such information is not reviewed by the CODM.

The following tables provide revenue and Segment Adjusted EBITDA (in thousands):

	Three Months Ended December 31, 2021
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$18,242	$3,196	$21,438	$9,047
Europe	3,421	687	4,108	1,452
Americas	3,481	560	4,041	(88)
Middle East and Australasia	4,176	1,325	5,501	2,327
Brazil	993	108	1,101	230
Total Regional Sales Offices	30,313	5,876	36,189	12,968
Central Services Organization	11	13	24	(2,786)
Total Segment Results	$30,324	$5,889	$36,213	$10,182

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Three Months Ended December 31, 2022
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$18,029	$1,460	$19,489	$8,121
Europe	3,051	748	3,799	1,402
Americas	5,842	308	6,150	1,378
Middle East and Australasia	4,013	2,382	6,395	2,308
Brazil	1,516	440	1,956	614
Total Regional Sales Offices	32,451	5,338	37,789	13,823
Central Services Organization	18	—	18	(2,570)
Total Segment Results	$32,469	$5,338	$37,807	$11,253

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Nine Months Ended December 31, 2021
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$55,639	$6,007	$61,646	$26,825
Europe	10,207	3,285	13,492	4,885
Americas	10,548	1,223	11,771	484
Middle East and Australasia	12,732	4,180	16,912	7,535
Brazil	3,134	156	3,290	835
Total Regional Sales Offices	92,260	14,851	107,111	40,564
Central Services Organization	39	35	74	(7,830)
Total Segment Results	$92,299	$14,886	$107,185	$32,734

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Nine Months Ended December 31, 2022
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$55,163	$4,545	$59,708	$23,586
Europe	9,215	1,747	10,962	3,737
Americas	13,535	1,471	15,006	2,496
Middle East and Australasia	12,095	5,156	17,251	6,295
Brazil	4,065	1,077	5,142	1,457
Total Regional Sales Offices	94,073	13,996	108,069	37,571
Central Services Organization	59	—	59	(8,029)
Total Segment Results	$94,132	$13,996	$108,128	$29,542

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

A reconciliation of the segment results to income before income tax expense is disclosed below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2022	2021	2022
Segment Adjusted EBITDA	$10,182	$11,253	$32,734	$29,542
Corporate and consolidation entries	(2,359)	(2,267)	(7,209)	(7,219)
Operating lease costs (1)	(383)	(298)	(1,163)	(933)
Product development costs (2)	(328)	(280)	(1,026)	(972)
Depreciation and amortization	(3,584)	(4,012)	(10,931)	(11,208)
Impairment of long-lived assets	—	—	(28)	—
Stock-based compensation costs	(310)	(273)	(1,004)	(324)
Restructuring costs	(117)	(84)	(169)	(84)
Net (loss)/profit on sale of property, plant and equipment	—	(1)	43	32
Net foreign exchange gains/(losses)	126	(755)	110	743
Net interest expense	(75)	(272)	(294)	(8)
Non-recurring legal costs (3)	(530)	—	(530)	—
Acquisition-related costs	—	—	—	(784)
Income before income tax expense	$2,622	$3,011	$10,533	$8,785

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

3.Includes legal related costs for a non-recurring patent infringement matter for the three months ended December 31, 2021, that has been resolved.

No single customer accounted for 10% or more of the Company’s total revenue for the three months ended December 31, 2021 and 2022. No single customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2022 or December 31, 2022.

13. Stock-based compensation plan

The Company has issued equity-classified share incentives under the MiX Telematics Long-Term Incentive Plan (“LTIP”) to directors and certain key employees within the Company.

The LTIP provides for three types of grants to be issued, namely performance shares, restricted share units (“RSUs”) and stock appreciation rights (“SARs”).

As of December 31, 2022, there were 23,390,000 shares reserved for future issuance under the LTIP.

The total stock-based compensation expense recognized during the three months ended December 31, 2021 and 2022 was $0.3 million and $0.3 million, respectively. The total stock-based compensation expense recognized during the nine months ended December 31, 2021 and 2022 was $1.0 million and $0.3 million, respectively. The noted decrease during the nine months ended December 31, 2022 is mainly as a result of the resignation of the Group Chief Financial Officer during the first quarter of fiscal year 2023.

Stock appreciation rights granted under the LTIP

The following table summarizes the activities for the outstanding SARs:

	Number of SARs	Weighted- Average Exercise Price in U.S. Cents*	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2022	40,971,875	45
Granted	11,575,000	30
Exercised	(2,778,125)	19
Forfeited	(6,625,000)	43
Outstanding as of December 31, 2022	43,143,750	37	3.84

Vested and expected to vest as of December 31, 2022	41,531,250	37	3.82	431
Vested as of December 31, 2022	5,668,750	20	0.41	431

As of December 31, 2022, there was $2.7 million of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 4.06 years.

*U.S. currency amounts are based on a ZAR:USD exchange rate of R16.984 as of December 31, 2022.

Restricted share units granted under the LTIP

2 million RSUs were outstanding and unvested as of April 1, 2022. 1 million RSUs vested and were exercised during the first quarter of fiscal year 2023. 0.2 million RSUs were forfeited during the first quarter of fiscal year 2023, resulting in 0.8 million RSUs outstanding as of December 31, 2022. Management estimates forfeiture to be approximately 5%. The unrecognized compensation cost related to unvested RSUs as of December 31, 2022 was $0.03 million, which will be recognized over a weighted average period of 0.3 years, which is the same period as the weighted average remaining contractual term.

14. Debt

As of March 31, 2022 and December 31, 2022, debt comprised bank overdrafts of $5.6 million and $12.6 million, respectively.

Details of undrawn facilities are shown below:

	Interest rate	March 31, 2022	December 31, 2022
Undrawn borrowing facilities at floating rates include:
– Standard Bank Limited:
CFC Overdraft	SA Prime* less 1.2%	$—	$1,403
Overdraft	SA Prime* less 1.2%	—	—
Vehicle and asset finance	SA Prime* less 1.2%	587	—
Working capital facility	SA Prime* less 0.25%	544	—
– Nedbank Limited overdraft	SA Prime* less 2%	690	589
– Investec Bank Limited Facility:
General committed banking facility	SA Prime* less 1.5%	—	10,694
General uncommitted banking facility	Negotiable (overnight or daily rates)	—	10,000

		$1,821	$22,686
*South African prime interest rate

As of March 31, 2022 and December 31, 2022, the South African prime interest rate was 7.75% and 10.50% respectively. On January 26, 2023, the South African prime interest rate was increased to 10.75%. The Standard Bank Limited and Nedbank Limited facilities have no fixed renewal date and are repayable on demand. The facility from Nedbank Limited is unsecured.

On June 29, 2022, the Company entered into a new credit facility agreement with Investec Bank Limited (“Investec”) for a 364-day renewable committed general credit facility of R350 million ($22 million at a USD/ZAR exchange rate of $1:ZAR 16.1546), (the “Committed Facility”) and an uncommitted general credit facility of $10 million (the “Uncommitted Facility”). As of December 31, 2022, $9.9 million of the facility was utilized.

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

In November 2022, the Company concluded a second amendment to the credit agreement with Standard Bank of South Africa Limited, which entitles the Company to utilize a maximum amount of R70.0 million (the equivalent of $4.1 million as of December 31, 2022), in the form of a customer foreign currency account overdraft facility (the “CFC Overdraft Facility”). All other facilities under the facility letter with Standard Bank of South Africa Limited were replaced by the CFC Overdraft Facility. The CFC Overdraft Facility has no fixed renewal date and is repayable on demand. The CFC Overdraft Facility bears interest at the South African Prime interest rate less 1.2% per annum. As of December 31, 2022, $2.7 million of the facility was utilized.

The Company also terminated the suretyship securing the Customer’s indebtedness (among other parties) to Standard Bank of South Africa and signed by the Company and its subsidiaries; MiX Telematics Africa and MiX Telematics International Proprietary Limited. A new suretyship agreement was entered into providing that the Company and only one subsidiary being Mix Telematics International Proprietary Limited, binds themselves as surety(ies) and co-principal debtor(s) for the payment when due of all the present and future debts of any kind of the Company and Mix Telematics International Proprietary Limited to the Standard Bank of South Africa. The security release letter also provides that Standard Bank’s claims to any security furnished by the the Company and its subsidiaries under the original suretyship agreement would be released upon signature of the new suretyship agreement.

15. Contingencies

Service agreement
In terms of an amended network services agreement with Mobile Telephone Networks Proprietary Limited (“MTN”), MTN is entitled to claw back payments from MiX Telematics Africa Proprietary Limited, a subsidiary of the Company, in the event of early cancellation of the agreement or certain base connections not being maintained over the term of the agreement. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2022 and December 31, 2022 was $1.7 million and $1.3 million, respectively. No loss is considered probable under this arrangement.

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

We cannot predict the timing of a resolution or the ultimate outcome of the matter; however, management, with the input of its external legal advisers, continues to believe that we have consistently adhered to all applicable laws and regulations and that the referral from the Commission is without merit. As of December 31, 2022, we have not made any provisions for this matter as an estimate of the possible loss or range of loss could not be made, and we do not believe that an outflow of economic resources is probable.

16. Subsequent events

Other than the item below, the directors are not aware of any matter material or otherwise arising since December 31, 2022 and up to the date of this report, not otherwise dealt with herein.

Dividend declared
The Board of Directors declared, in respect of the three months ended December 31, 2022, a dividend of 4 South African cents per ordinary share and 1 South African Rand per ADS, which will be paid on March 2, 2023 to ADS holders on record as of the close of business on February 17, 2023.

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

We derive the majority of our revenues from subscriptions to our fleet and mobile asset management solutions. Our subscriptions generally include access to our SaaS solutions, connectivity, and in many cases, use of an in-vehicle device. We also generate revenues from the sale of in-vehicle devices, which enable customers to use our subscription-based solutions, installation services of our in-vehicle-devices and driver training for fleet customers. We generate sales through the efforts of our direct sales teams, staffed in our regional sales offices, and through our global network of distributors and dealers. Our direct sales teams focus on marketing our fleet solutions to global and multinational enterprise accounts and to other customer accounts located in regions of the world where we maintain a direct sales presence. Our direct sales teams have industry expertise across multiple industries, including oil and gas, transportation and logistics, government and municipal, bus and coach, rental and leasing, and utilities. In some markets, we rely on a network of distributors and dealers to sell our solutions on our behalf. Our distributors and dealers also install our in-vehicle devices and provide training, technical support and ongoing maintenance for the customers they support.
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

The acquired business contributed revenues of $3.2 million and earnings of $0.6 million for the period from September 2, 2022 to December 31, 2022.

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
Subscription revenue has increased as a percentage of total revenue due to a decrease in hardware and other revenue. In the three months ended December 31, 2021 and 2022, subscription revenue represented 83.7% and 85.9%, respectively, of our total revenue. In the nine months ended December 31, 2021 and 2022, subscription revenue represented 86.1% and 87.1%, respectively, of our total revenue.

Subscribers
Subscribers represent the total number of discrete services we provide to customers at the end of the period.

	As of December 31,
	2021	2022
Subscribers	790,483	959,212

Net 35,800 subscribers were added by MiX Telematics North America, from the acquired FSM business.

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
The CODM has been identified as the Chief Executive Officer who makes strategic decisions. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses income before income tax expense excluding non-recurring legal costs, net interest expense, net foreign exchange gains/losses, net loss/profit on sale of property, plant and equipment, restructuring costs, stock-based compensation costs, impairment of long-lived assets, depreciation, amortization, operating lease costs, acquisition-related costs and corporate and consolidation entries. Product development costs are capitalized and amortized, and this amortization is excluded from Segment Adjusted EBITDA.
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

Taxes
During the three months ended December 31, 2021 and 2022, our effective tax rates were 76.0% and 7.4%, respectively, and during the nine months ended December 31, 2021 and 2022, our effective tax rates were 48.2% and 74.3%, respectively, compared to a South African statutory rate of 28%. Taxation mainly consists of normal statutory income tax paid or payable and deferred tax on any temporary differences.
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

Results of Operations
The following table sets forth certain consolidated statements of income data:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2022	2021	2022
	(In thousands)
Total revenue	$36,213	$37,807	$107,185	$108,128
Total cost of revenue	13,762	13,459	38,911	39,945
Gross profit	22,451	24,348	68,274	68,183
Sales and marketing	4,027	4,589	11,411	12,974
Administration and other	15,841	15,728	46,214	47,275
Income from operations	2,583	4,031	10,649	7,934
Other income/(expense)	114	(748)	178	859
Net interest expense	75	272	294	8
Income tax expense	1,992	223	5,073	6,525
Net income	$630	$2,788	$5,460	$2,260
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income attributable to MiX Telematics Limited	$630	$2,788	$5,460	$2,260

The following table sets forth, as a percentage of revenue, consolidated statements of income data:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2022	2021	2022
	(Percentage)
Total revenue	100.0%	100.0%	100.0%	100.0%
Total cost of revenue	38.0	35.6	36.3	36.9
Gross profit	62.0	64.4	63.7	63.1
Sales and marketing	11.1	12.1	10.6	12.0
Administration and other	43.7	41.6	43.1	43.7
Income from operations	7.1	10.7	9.9	7.3
Other income/(expense)	0.3	(2.0)	0.2	0.8
Net interest expense	0.2	0.7	0.3	—
Income tax expense	5.5	0.6	4.7	6.0
Net income	1.7	7.4	5.1	2.1
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income attributable to MiX Telematics Limited	1.7	7.4	5.1	2.1

Results of Operations for the Three Months Ended December 31, 2021 and 2022

Revenue

	Three Months Ended December 31,
	2021	2022	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$30,324	$32,469	7.1%	16.7%
Hardware and other revenue	5,889	5,338	(9.4)%	(1.1)%
	$36,213	$37,807	4.4%	13.8%

Our total revenue increased by $1.6 million, or 4.4%, from the third quarter of fiscal year 2022. The principal factors affecting our revenue growth included:
•Subscription revenues increased by 7.1% to $32.5 million, compared to $30.3 million for the third quarter of fiscal year 2022. The FSM business acquired on September 2, 2022 contributed $2.3 million to the subscription revenue for the third quarter of fiscal year 2023. Subscription revenues represented 85.9% of total revenues during the third quarter of fiscal year 2023. Subscription revenues increased by 16.7% on a constant currency basis, year over year, of which 8.5% is attributable to the FSM business acquisition. During the third quarter of fiscal year 2023, our subscriber base grew by a net 44,600 subscribers, or 4.9%, mainly due to the Africa segment, with contributions across all solution categories, to over 959,000 subscribers at December 31, 2022, compared to the net growth of 20,300 subscribers during the third quarter of fiscal year 2022.

The majority of our revenues and subscription revenues are derived from currencies other than the U.S. Dollar. Accordingly, the strengthening of the U.S. Dollar against these currencies (in particular against the South African Rand) following continued currency volatility, has negatively impacted our revenue and subscription revenues reported in U.S. Dollars. Compared to the third quarter of fiscal year 2022, the South African Rand weakened by 14% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R17.64 in the third quarter of fiscal year 2023 compared to an average of R15.42 during the third quarter of fiscal year 2022. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the third quarter of fiscal year 2023 led to a 9.6% decrease in reported U.S. Dollar subscription revenues.

•Hardware and other revenue decreased by $0.6 million, or 9.4%, from the third quarter of fiscal year 2022. Hardware and other revenues decreased by 1.1% on a constant currency basis, year over year.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the third quarter of fiscal year 2023 led to a 9.4% decrease in reported U.S. Dollar revenues.

A breakdown of third-party revenue by segment is shown in the table below:

	Three Months Ended December 31,
	2021	2022	2021	2022	2021	2022
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$21,438	$19,489	$18,242	$18,029	$3,196	$1,460
Americas	4,041	6,150	3,481	5,842	560	308
Europe	4,108	3,799	3,421	3,051	687	748
Middle East and Australasia	5,501	6,395	4,176	4,013	1,325	2,382
Brazil	1,101	1,956	993	1,516	108	440
CSO	24	18	11	18	13	—
Total	$36,213	$37,807	$30,324	$32,469	$5,889	$5,338

In the Africa segment, subscription revenue decreased by $0.2 million, or 1.2%. On a constant currency basis, the increase in subscription revenue was 12.3%, as a result of a 21.7% increase in subscribers since January 1, 2022. Hardware and other revenue decreased by 54.3%. Total revenue decreased by $1.9 million, or 9.1%. Total revenue increased by 3.5% on a constant currency basis.
In the Americas segment, subscription revenue increased by $2.4 million, or 67.8%. The FSM business acquired on September 2, 2022 reported subscription revenue of $2.3 million during the quarter which contributed to the subscription revenue increase. Hardware and other revenue decreased by 45.0%. Total revenue increased by $2.1 million, or 52.2%.

In the Europe segment, subscription revenue declined by $0.4 million, or 10.8%. On a constant currency basis, subscription revenue decreased by 2.1%. Subscribers decreased by 1.0% since January 1, 2022. Total revenue decreased by $0.3 million, or 7.5%, due to a decrease in subscription revenues of $0.4 million compared to the third quarter of fiscal year 2022. Total revenue increased by 1.6% on a constant currency basis.
In the Middle East and Australasia segment, subscription revenue decreased by $0.2 million, or 3.9%. On a constant currency basis, subscription revenue increased by 2.2%, as a result of a 3.4% increase in subscribers since January 1, 2022. Hardware and other revenue increased by $1.1 million, or 79.8%. Total revenue increased by $0.9 million, or 16.3%. Total revenue in constant currency increased by 23.5%.
In the Brazil segment, subscription revenue increased by $0.5 million, or 52.7%. On a constant currency basis, subscription revenue increased by 43.1%. Subscribers increased by 17.1% since January 1, 2022. Hardware and other revenue increased by $0.3 million. Total revenue increased by $0.9 million, or 77.7%. On a constant currency basis, total revenue increased by 66.8%.
Cost of Revenue and Gross Margin

	Three Months Ended December 31,
	2021	2022
	(In thousands, except for percentages)
Cost of revenue - subscription	$8,869	$9,864
Cost of revenue - hardware and other	4,893	3,595

Gross profit	$22,451	$24,348
Gross profit margin	62.0%	64.4%
Gross profit margin - subscription	70.8%	69.6%
Gross profit margin - hardware and other	16.9%	32.7%
Compared to an increase in total revenue of $1.6 million, or 4.4%, cost of revenues decreased by $0.3 million, or 2.2%, from the third quarter of fiscal year 2022. This resulted in a higher gross profit margin of 64.4% in the third quarter of fiscal year 2023 compared to 62.0% in the third quarter of fiscal year 2022.

Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 85.9% of total revenue in the third quarter of fiscal year 2023 compared to 83.7% in the third quarter of fiscal year 2022. The subscription revenue margin during the third quarter of fiscal year 2023 was 69.6%, compared to 70.8% for the third quarter of fiscal year 2022.
During the third quarter of fiscal year 2023, hardware and other margins were higher than in the third quarter of fiscal year 2022, mainly due to the geographical sales mix and the distribution channels.

Sales and Marketing

	Three Months Ended December 31,
	2021	2022
	(In thousands, except for percentages)
Sales and marketing	$4,027	$4,589
As a percentage of revenue	11.1%	12.1%
Sales and marketing costs increased by $0.6 million, or 14.0%, from the third quarter of fiscal year 2022 to the third quarter of fiscal year 2023 against a 4.4% increase in total revenue. The increase in the third quarter of fiscal year 2023 was primarily as a result of increases of $0.4 million in employee costs and $0.1 million in travel costs and an increase of $0.1 million in advertising costs. It should be noted that the FSM business contributed $0.1 million of the total sales and marketing costs for the third quarter of fiscal year 2023.
In the third quarter of fiscal year 2023, sales and marketing costs represented 12.1% of revenue compared to 11.1% of revenue in the third quarter of fiscal year 2022.
Administration and Other Expenses

	Three Months Ended December 31,
	2021	2022
	(In thousands, except for percentages)
Administration and other	$15,841	$15,728
As a percentage of revenue	43.7%	41.6%

Administration and other expenses decreased by $0.1 million, or 0.7%, from the third quarter of fiscal year 2022 to the third quarter of fiscal year 2023.
The FSM business contributed a $1.0 million increase in costs (mainly employee costs). The costs from the business acquired were offset by a decrease of $0.3 million in other employee costs, a decrease of $0.2 million in bonuses, $0.4 million saving in professional fees due to non-recurring legal related costs incurred during the third quarter of fiscal year 2022 and other decreases of $0.2 million, none of which were individually significant.
Taxation

	Three Months Ended December 31,
	2021	2022
	(In thousands, except for percentages)
Income tax expense	$1,992	$223
Effective tax rate	76.0%	7.4%
Taxation expense decreased by $1.8 million. During the third quarter of fiscal year 2023, net income included a net foreign exchange loss of $0.8 million before tax and a $1.3 million credit from the income tax effect of net foreign exchange losses (which includes a $1.1 million deferred tax credit on a U.S. Dollar intercompany loan between MiX Telematics and MiX Telematics Investments Proprietary Limited (“MiX Investments”), one of our wholly-owned subsidiaries, as well as a

$0.2 million deferred tax credit on other foreign exchange losses). During the third quarter of fiscal year 2022, net income included a net foreign exchange gain of $0.1 million before tax and a $1.1 million charge from the income tax effect of net foreign exchange gains, which relates to the deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics and MiX Investments.

Adjusted effective tax rate, a non-GAAP measure which excludes the impact of net foreign exchange losses and gains net of tax and acquisition-related costs, is the tax rate used in determining adjusted net income below. Adjusted effective tax rate was 39.6% in the third quarter of fiscal year 2023 as compared to 35.5% in the third quarter of fiscal year 2022. Refer to the non-GAAP section below for the reconciliation of adjusted effective tax rate.

Results of Operations for the Nine Months Ended December 31, 2021 and 2022

Revenue

	Nine Months Ended December 31,
	2021	2022	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$92,299	$94,132	2.0%	11.2%
Hardware and other revenue	14,886	13,996	(6.0)%	1.1%
	$107,185	$108,128	0.9%	9.8%

Our total revenue increased by $0.9 million, or 0.9%, from the first nine months of fiscal year 2022. The principal factors affecting our revenue increase included:
•Subscription revenues increased by 2.0% to $94.1 million, compared to $92.3 million for the first nine months of fiscal year 2022. The FSM business acquired on September 2, 2022 contributed $3.2 million to the subscription revenue for the first nine months of fiscal year 2023. Subscription revenues represented 87.1% of total revenues during the first nine months of fiscal year 2023. Subscription revenues increased by 11.2% on a constant currency basis, year over year. From March 31, 2022 to December 31, 2022, our subscriber base grew by a net 144,000 subscribers to over 959,000 subscribers at December 31, 2022, compared to the net growth of 45,800 subscribers during the first nine months of fiscal year 2022. The group reported net organic subscriber growth of 108,200 subscribers with contributions across all solution categories. Net 35,800 subscribers were added by MiX Telematics North America, from the acquired FSM business.

The majority of our revenues and subscription revenues are derived from currencies other than the U.S. Dollar. Accordingly, the strengthening of the U.S. Dollar against these currencies (in particular against the South African Rand) following continued currency volatility, has negatively impacted our revenue and subscription revenues reported in U.S. Dollars. Compared to the first nine months of fiscal year 2022, the South African Rand weakened by 13.6% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R16.73 in the current nine-month period compared to an average of R14.73 during the first nine months of fiscal year 2022. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first nine months of fiscal year 2023 led to a 9.2% decrease in reported U.S. Dollar subscription revenues.

•Hardware and other revenue decreased by $0.9 million, or 6.0%, from the first nine months of fiscal year 2022. Hardware and other revenues increased by 1.1% on a constant currency basis, year over year.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first nine months of fiscal year 2023 led to an 8.9% decrease in reported U.S. Dollar revenues.

A breakdown of third-party revenue by segment is shown in the table below:

	Nine Months Ended December 31,
	2021	2022	2021	2022	2021	2022
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$61,646	$59,708	$55,639	$55,163	$6,007	$4,545
Americas	11,771	15,006	10,548	13,535	1,223	1,471
Europe	13,492	10,962	10,207	9,215	3,285	1,747
Middle East and Australasia	16,912	17,251	12,732	12,095	4,180	5,156
Brazil	3,290	5,142	3,134	4,065	156	1,077
CSO	74	59	39	59	35	—
Total	$107,185	$108,128	$92,299	$94,132	$14,886	$13,996

In the Africa segment, subscription revenue decreased by $0.5 million, or 0.9%. On a constant currency basis, the increase in subscription revenue was 11.9%, as a result of a 21.7% increase in subscribers since January 1, 2022. Hardware and other revenue decreased by $1.5 million, or 24.3%. Total revenue decreased by 3.1%. On a constant currency basis, the total revenue increase was 9.3%.
In the Americas segment, subscription revenue increased by $3.0 million, or 28.3%. The FSM business acquired on September 2, 2022 reported subscription revenue of $3.2 million during the nine months period, which was the primary reason for the subscription revenue increase. The FSM business acquired increased the segments subscriber base by 98.8%. Hardware and other revenue increased by $0.2 million, or 20.3%. Total revenue increased by $3.2 million, or 27.5%.
In the Europe segment, subscription revenue decreased by $1.0 million, or 9.7%. On a constant currency basis, the decrease in subscription revenue was 0.2% as a result of a 1.0% decrease in subscribers since January 1, 2022. Total revenue decreased by $2.5 million, or 18.8%, following a decrease in hardware and other revenues of $1.5 million or 46.8% compared to the first nine months of fiscal year 2022. Total revenue decreased by 10.0% on a constant currency basis.
Subscription revenue in the Middle East and Australasia segment decreased by $0.6 million or 5.0%. On a constant currency basis, subscription revenue was consistent with the prior period, despite a 3.4% increase in subscribers since January 1, 2022. Hardware and other revenue increased by $1.0 million, or 23.3%. Total revenue increased by $0.3 million, or 2.0%. Total revenue in constant currency increased by 7.6%.
In the Brazil segment, subscription revenue increased by $0.9 million, or 29.7%. On a constant currency basis, subscription revenue increased by 24.1%. The increase was mainly due to an increase in subscribers of 17.1% since January 1, 2022. Total revenue increased by $1.9 million, or 56.3%. On a constant currency basis, total revenue increased by 49.5%.
Cost of Revenue

	Nine Months Ended December 31,
	2021	2022
	(In thousands, except for percentages)
Cost of revenue - subscription	$27,215	$29,769
Cost of revenue - hardware and other	11,696	10,176

Gross profit	$68,274	$68,183
Gross profit margin	63.7%	63.1%
Gross profit margin - subscription	70.5%	68.4%
Gross profit margin - hardware and other	21.4%	27.3%

Compared to an increase in total revenue of $0.9 million, or 0.9%, cost of revenues increased by $1.0 million, or 2.7%, from the first nine months of fiscal year 2022. This together with lower subscription revenue margins resulted in a lower gross profit margin of 63.1% in the first nine months of fiscal year 2023 compared to 63.7% in the first nine months of fiscal year 2022.
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 87.1% of total revenue in the first nine months of fiscal year 2023 compared to 86.1% in the first nine months of fiscal year 2022. The subscription revenue margin during the first nine months of fiscal year 2023 was 68.4%, compared to 70.5% for the first nine months of fiscal year 2022.
During the first nine months of fiscal year 2023, hardware and other margins were 27.3% compared to 21.4% in the first nine months of fiscal year 2022.

Sales and Marketing

	Nine Months Ended December 31,
	2021	2022
	(In thousands, except for percentages)
Sales and marketing	$11,411	$12,974
As a percentage of revenue	10.6%	12.0%

Sales and marketing costs increased by $1.6 million, or 13.7%, from the first nine months of fiscal year 2022 to the first nine months of fiscal year 2023 against a $0.9 million, or 0.9%, increase in total revenue. The increase in the first nine months of fiscal year 2023 was primarily as a result of increases of $0.8 million in employee costs, $0.5 million in travel costs and $0.1 million in advertising costs. It should be noted that the FSM business contributed $0.1 million of the total sales and marketing costs the first nine months of fiscal year 2023.
In the first nine months of fiscal year 2023, sales and marketing costs represented 12.0% of revenue compared to 10.6% of revenue in the first nine of fiscal year 2022.
Administration and Other Expenses

	Nine Months Ended December 31,
	2021	2022
	(In thousands, except for percentages)
Administration and other	$46,214	$47,275
As a percentage of revenue	43.1%	43.7%

Administration and other expenses increased by $1.1 million, or 2.3%, from the first nine months of fiscal year 2022 to the first nine months of fiscal year 2023.
The increase mainly relates to $1.6 million contributed by the FSM business (mainly employee costs), and increases of $0.4 million in professional fees and $0.3 million in travel costs, partially offset by a decrease of $1.2 million in other employee costs.

Taxation

	Nine Months Ended December 31,
	2021	2022
	(In thousands, except for percentages)
Income tax expense	$5,073	$6,525
Effective tax rate	48.2%	74.3%

Taxation expense increased by $1.5 million. In the first nine months of fiscal year 2023, the income tax expense included a foreign exchange gain of $0.7 million before tax and a $2.8 million charge from the income tax effect of net foreign exchange gains (which includes a $2.6 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics and MiX Investments, as well as a $0.2 million deferred tax charge on other foreign exchange gains). During the first nine months of fiscal year 2022, net income included a net foreign exchange gain of $0.1 million before tax and a $1.3 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics and MiX Investments.

Adjusted effective tax rate, a non-GAAP measure which excludes the impact of net foreign exchange losses and gains net of tax and acquisition-related costs, is the tax rate used in determining adjusted net income below. Adjusted effective tax rate was 44.4% in the first nine months of fiscal year 2023 as compared to 35.1% in the first nine months of fiscal year 2022. Refer to the non-GAAP section below for the reconciliation of adjusted effective tax rate.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and adjusted EBITDA margin are two of the profit measures reviewed by the CODM. We define adjusted EBITDA as net income before income taxes, net interest expense, net foreign exchange gains/losses, depreciation of property, plant and equipment including capitalized customer in-vehicle devices, amortization of intangible assets including capitalized internal-use software development costs and intangible assets identified as part of a business combination, net loss/profit on sale of property, plant and equipment, stock-based compensation costs, impairment of long-lived assets, restructuring costs, non-recurring legal costs and acquisition-related costs. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue.
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

Reconciliation of Net Income to Adjusted EBITDA for the Period
	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2022	2021	2022
	(In thousands)
Net income	$630	$2,788	$5,460	$2,260
Plus: Income tax expense	1,992	223	5,073	6,525
Plus: Net interest expense	75	272	294	8
(Less)/plus: Foreign exchange (gains)/losses	(126)	755	(110)	(743)
Plus: Depreciation (1)	2,621	2,419	7,965	7,216
Plus: Amortization (2)	963	1,593	2,966	3,992
Plus: Impairment of long-lived assets	—	—	28	—
Plus: Stock-based compensation costs	310	273	1,004	324
Plus/(less): Net loss/(profit) on sale of property, plant and equipment	—	1	(43)	(32)
Plus: Restructuring costs	117	84	169	84
Plus: Non-recurring legal costs (3)	530	—	530	—
Plus: Acquisition-related costs	—	—	—	784
Adjusted EBITDA	$7,112	$8,408	$23,336	$20,418
Adjusted EBITDA margin	19.6%	22.2%	21.8%	18.9%
(1) Includes depreciation of owned assets (including in-vehicle devices).
(2) Includes amortization of intangible assets (including intangible assets identified as part of a business combination).
(3) Includes legal related costs for a non-recurring patent infringement matter for the three months ended December 31, 2021, that has been resolved.

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

Adjusted Net Income

Adjusted net income is defined as net income excluding net foreign exchange gains/losses and acquisition-related costs, net of tax.
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

Reconciliation of net income to adjusted net income
	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2022	2021	2022
	(In thousands)
Net income	$630	$2,788	$5,460	$2,260
Net foreign exchange (gains)/losses	(126)	755	(110)	(743)
Income tax effect of net foreign exchange gains/(losses)	1,107	(1,267)	1,417	2,792
Acquisition-related costs	—	—	—	784
Income tax effect on acquisition-related costs	—	—	—	(182)
Adjusted net income	$1,611	$2,276	$6,767	$4,911

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

Reconciliation of net income to basic and diluted adjusted net income per ordinary share
	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2022	2021	2022
	(In thousands)
Net income	$630	$2,788	$5,460	$2,260
Net foreign exchange (gains)/losses	(126)	755	(110)	(743)
Income tax effect of net foreign exchange gains/(losses)	1,107	(1,267)	1,417	2,792
Acquisition-related costs	—	—	—	784
Income tax effect of acquisition-related costs	—	—	—	(182)
Adjusted net income	$1,611	$2,276	$6,767	$4,911

Weighted average number of ordinary shares in issue
Basic (’000)	552,452	552,865	552,234	552,148
Adjusted for:
– potentially dilutive effect of stock appreciation rights	10,571	2,249	11,397	2,873
– potentially dilutive effect of restricted share units	1,557	697	1,445	1,026
Diluted (’000)	564,580	555,811	565,076	556,047

Net income per ordinary share – basic	$0.001	$0.005	$0.010	$0.004
Effect of net foreign exchange (gains)/losses	#	0.001	#	(0.001)
Income tax effect of net foreign exchange gains/(losses)	0.002	(0.002)	0.003	0.005
Acquisition-related costs	—	—	—	0.001
Income tax effect of acquisition-related costs	—	—	—	#
Adjusted net income per ordinary share – basic	$0.003	$0.004	$0.012	$0.009

Net income per ordinary share – diluted	$0.001	$0.005	$0.010	$0.004
Effect of net foreign exchange (gains)/losses	#	0.001	#	(0.001)
Income tax effect of net foreign exchange gains/(losses)	0.002	(0.002)	0.003	0.005
Acquisition-related costs	—	—	—	0.001
Income tax effect of acquisition-related costs	—	—	—	#
Adjusted net income per ordinary share – diluted	$0.003	$0.004	$0.012	$0.009

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

Reconciliation of effective tax rate to adjusted effective tax rate
	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2022	2021	2022
	(In thousands)
Income before income tax expense	$2,622	$3,011	$10,533	$8,785
Net foreign exchange (gains)/losses	(126)	755	(110)	(743)
Acquisition-related costs	—	—	—	784
Income before income tax expense excluding net foreign exchange (gains)/losses and acquisition-related costs	$2,496	$3,766	$10,423	$8,826

Income tax expense	$(1,992)	$(223)	$(5,073)	$(6,525)
Income tax effect of net foreign exchange gains/(losses)	1,107	(1,267)	1,417	2,792
Income tax effect of acquisition-related costs	—	—	—	(182)
Income tax expense excluding income tax effect of net foreign exchange gains/(losses) and acquisition-related costs	$(885)	$(1,490)	$(3,656)	$(3,915)

Effective tax rate	76.0%	7.4%	48.2%	74.3%

Adjusted effective tax rate	35.5%	39.6%	35.1%	44.4%

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

The following table (in thousands) reconciles net cash provided by operating activities to free cash flow for the periods shown:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2022	2021	2022
	(In thousands)
Net cash provided by operating activities	$3,995	$11,213	$14,660	$12,795
Less: Capital expenditure payments	(5,534)	(5,335)	(18,958)	(19,395)
Free cash flow	$(1,539)	$5,878	$(4,298)	$(6,600)

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
The following tables provide the constant currency reconciliation to the most directly comparable GAAP measure for the periods shown:
Subscription Revenue

	Three Months Ended December 31,			Nine Months Ended December 31,
	2021	2022	% Change	2021	2022	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$30,324	$32,469	7.1%	$92,299	$94,132	2.0%
Conversion impact of U.S. Dollar/other currencies	—	2,918	9.6%	—	8,504	9.2%
Subscription revenue on a constant currency basis	$30,324	$35,387	16.7%	$92,299	$102,636	11.2%

Hardware and Other Revenue

	Three Months Ended December 31,			Nine Months Ended December 31,
	2021	2022	% Change	2021	2022	% Change
	(In thousands, except for percentages)
Hardware and other revenue as reported	$5,889	$5,338	(9.4)%	$14,886	$13,996	(6.0)%
Conversion impact of U.S. Dollar/other currencies	—	485	8.3%	—	1,057	7.1%
Hardware and other revenue on a constant currency basis	$5,889	$5,823	(1.1)%	$14,886	$15,053	1.1%

Total Revenue

	Three Months Ended December 31,			Nine Months Ended December 31,
	2021	2022	% Change	2021	2022	% Change
	(In thousands, except for percentages)
Total revenue as reported	$36,213	$37,807	4.4%	$107,185	$108,128	0.9%
Conversion impact of U.S. Dollar/other currencies	—	3,403	9.4%	—	9,561	8.9%
Total revenue on a constant currency basis	$36,213	$41,210	13.8%	$107,185	$117,689	9.8%

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. Other than the estimates related to fair values of assets acquired and liabilities assumed from the business acquired and the fair value measurement of contingent consideration, management believes that there have not been any other significant changes in our critical accounting policies and estimates during the third quarter of fiscal year 2023 as compared to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2022, which we filed with the SEC on June 14, 2022.

Liquidity and Capital Resources
We believe that our cash and borrowings available under our credit facilities will be sufficient to meet our liquidity requirements for the foreseeable future. Liquidity risk is reduced as a result of stable income due to the recurring nature of our income, available cash resources, as well as unutilized facilities which are available.
The following tables provide a summary of our cash flows for each of the nine months ended December 31, 2021 and 2022:

	Nine Months Ended December 31,
	2021	2022
	(In thousands)
Net cash provided by operating activities	$14,660	$12,795
Net cash used in investing activities	(18,904)	(23,063)
Net cash (used in)/from financing activities	(4,619)	3,500
Net decrease in cash and cash equivalents, and restricted cash	(8,863)	(6,768)
Cash and cash equivalents, and restricted cash at beginning of the period	46,343	34,719
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(782)	(2,142)
Cash and cash equivalents, and restricted cash at the end of the period	$36,698	$25,809
We fund our operations, capital expenditure and acquisitions through cash generated from operating activities, cash on hand and our undrawn borrowing facilities.

It is currently our policy to pay regular dividends, and we consider such dividend payments on a quarter-by-quarter basis.
On May 23, 2017, the MiX Telematics Limited Board approved a share repurchase program of up to R270 million (equivalent of $15.9 million as of December 31, 2022) under which we may repurchase our ordinary shares, including ADSs. On December 3, 2021, the Board approved an increase to the share repurchase program under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the program as at December 2, 2021, the Company could repurchase additional shares with a cumulative value of R160 million ($10.0 million). The total value of the whole share repurchase program post the December 3, 2021 increase is R396.5 million ($24.9 million). During fiscal year 2022, shares with a value of R44.7 million (equivalent of $2.6 million as of December 31, 2022) were repurchased under the share repurchase program.
During the three months ended September 30, 2022, shares with a value of R1.7 million (equivalent of $0.1 million as of December 31, 2022) were repurchased under the share repurchase program. No shares were repurchased during the three months ended December 31, 2022. Additional shares to the value of R113.5 million (equivalent of $6.7 million as of December 31, 2022) may still be repurchased.

We expect any repurchases under this share repurchase program to be funded out of existing cash resources or borrowing facilities.
Operating Activities
Net cash provided by operating activities during the nine months ended December 31, 2021 primarily consisted of our cash generated from operations of $18.6 million, net interest received of $0.04 million, offset by taxes paid of $4.0 million.

Net cash provided by operating activities during the nine months ended December 31, 2022 primarily consisted of our cash generated from operations of $13.6 million, offset by net interest paid of $0.01 million and taxes paid of $0.7 million.

Net cash provided by operating activities decreased from $14.7 million during the nine months ended December 31, 2021 to $12.8 million during the nine months ended December 31, 2022. This is primarily attributable to a decrease in cash generated from operations of $5.1 million, decreased net interest received of $0.05 million offset by the decreased taxation paid of $3.3 million. The cash generated by operations decrease is primarily as a result of a decrease in net income of $3.2 million, non-cash foreign exchange gains of $0.6 million, an increase in capitalized commissions of $2.7 million due to higher revenues, partially offset by an improvement in working capital management of $0.4 million (specifically a decrease in accounts receivables of $3.3 million, an increase in accrued expenses of $0.9 million, positive change in foreign currency translation adjustments of $0.2 million and a decrease in prepaid expenses and other current assets of $0.7 million, partially offset by a decrease in accounts payables of $3.6 million and an increase in inventories of $1.1 million).
Investing Activities
Net cash used in investing activities in the nine months ended December 31, 2021 was $18.9 million. Net cash used in investing activities during the nine months ended December 31, 2021 primarily consisted of capital expenditures of $19.0 million, offset by proceeds from the sale of property, plant and equipment of $0.1 million. Capital expenditures during the nine months ended December 31, 2021 included purchases of intangible assets of $4.1 million and cash paid to purchase property and equipment of $14.9 million, which included in-vehicle devices of $13.4 million.

Net cash used in investing activities in the nine months ended December 31, 2022 increased to $23.1 million from $18.9 million in the nine months ended December 31, 2021. Net cash used in investing activities during the nine months ended December 31, 2022 primarily consisted of capital expenditures of $19.4 million, cash paid for business combination of $3.7 million, offset by proceeds from the sale of property, plant and equipment of $0.1 million. Capital expenditures during the nine months ended December 31, 2022 included purchases of intangible assets of $4.1 million and cash paid to purchase property and equipment of $15.3 million, which included in-vehicle devices of $14.5 million.
Financing Activities
In the nine months ended December 31, 2021, the cash used in financing activities of $4.6 million includes dividends paid of $4.5 million and ordinary shares repurchased of $0.8 million, offset by $0.7 million from facilities utilized.
In the nine months ended December 31, 2022, the cash from financing activities of $3.5 million includes $7.6 million from facilities utilized for working capital purposes in the Africa segment, offset by dividends paid of $4.0 million and shares repurchased of $0.1 million.
Credit Facilities
As of December 31, 2022, our principal sources of liquidity were net cash balances of $12.4 million (consisting of cash and cash equivalents of $25.0 million less short-term debt (bank overdraft) of $12.6 million) and an unutilized borrowing capacity of $22.7 million available through our credit facilities. As of December 31, 2022, our principal sources of credit are our facilities with Standard Bank Limited, Nedbank Limited and Investec Bank Limited.
Up until November 14, 2022, we had the following facilities under the facility letter with Standard Bank of South Africa Limited, an overdraft facility of R64.0 million (the equivalent of $3.8 million as of December 31, 2022), a working capital facility of R25.0 million (the equivalent of $1.5 million as of December 31, 2022) and a vehicle and asset finance facility of R8.5 million (the equivalent of $0.5 million as of December 31, 2022) that bore interest at South African Prime less 1.2% except for the working capital facility that bore interest at South African Prime less 0.25%.
On November 15, 2022, the Company concluded a second amendment to the credit agreement with Standard Bank of South Africa Limited, which entitles the Company to utilize a maximum amount of R70.0 million (the equivalent of $4.1 million as of December 31, 2022), in the form of a customer foreign currency account overdraft facility (the “CFC Overdraft Facility”). All other facilities under the facility letter with Standard Bank of South Africa Limited were replaced by the CFC Overdraft Facility. The CFC Overdraft Facility has no fixed renewal date and is repayable on demand. The CFC Overdraft Facility bears interest at the South African Prime interest rate less 1.2% per annum.
The Company also terminated the suretyship securing the Customer’s indebtedness (among other parties) to Standard Bank of South Africa and signed by the Company and its subsidiaries; MiX Telematics Africa and MiX Telematics International Proprietary Limited. A new suretyship agreement was entered into providing that the Company and only one subsidiary being Mix Telematics International Proprietary Limited, binds themselves as surety(ies) and co-principal debtor(s) for the payment when due of all the present and future debts of any kind of the Company and Mix Telematics International Proprietary Limited to the Standard Bank of South Africa. The security release letter also provides that Standard Bank’s claims to any security furnished by the the Company and its subsidiaries under the original suretyship agreement would be released upon signature of the new suretyship agreement.
We use this facility as part of our foreign currency hedging strategy. We draw down on this facility in the applicable foreign currency in order to fix the exchange rate on the existing balance sheet foreign currency exposure that we anticipate settling in that foreign currency. As of December 31, 2022, $2.7 million of the facility was utilized.
As of December 31, 2022, our obligations under the CFC Overdraft Facility with Standard Bank Limited are guaranteed by MiX Telematics Limited and our wholly-owned subsidiaries, MiX Telematics Africa Proprietary Limited and MiX Telematics International Proprietary Limited, and secured by a pledge of accounts receivable by MiX Telematics Limited and MiX Telematics International Proprietary Limited.
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

The loans under the Committed Facility bear interest at South African prime interest rate less 1.5% per annum and the loans under the Uncommitted Facility bear interest at overnight or daily negotiable rates, in each case which such interest shall accrue on all amounts outstanding under the Committed Facility or the Uncommitted Facility, as the case may be, payable monthly in arrears on the first business day of each month, or as otherwise specified in the Credit Agreement. Investec shall advise the Company of any changes to the applicable interest rate. As of December 31, 2022, $9.9 million of the facility was utilized. We will use this facility as part of our foreign currency hedging strategy and for working capital purposes.
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

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15(d) - 15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, we concluded that, as of such date, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for fiscal year ended March 31, 2022. The material weakness related to several deficiencies in the design and operating effectiveness of business process level controls in the areas of management review of income tax, consignment stock and capitalization of internally generated software costs at the Company’s Africa segment as a result of the lack of senior financial resources to appropriately supervise and execute control activities.

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

We have completed the restructuring of the finance function, have appointed personnel and have reinforced the procedures and controls of management review. Controls have been redesigned where required and the focus remains on improving the operational effectiveness of these controls. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We implemented a new ERP system in our Middle East operations in September 2021, in North America in April 2022 and in Australia and Europe in July 2022. In addition, we have acquired the FSM business in North America of Trimble Inc. and continued with the integration of the acquisition into the Americas segment.
We completed the roll out of the ERP system in our Brazil operations in January 2023. As part of the new ERP system implementations, certain internal controls over financial reporting have been automated or modified and the source of information used to perform the control activities has changed to the new ERP system. While we believe the controls in the new ERP system will enhance the internal control environment, there are inherent risks associated with the implementation of a new ERP system. We will continue to evaluate the processes and controls related to the system transition and the assessment of design adequacy and operating effectiveness of internal control over financial reporting throughout fiscal year 2023.
Other than the implementation of the ERP system in North America, Australia and Europe, there were no material changes in the Company’s internal control over financial reporting, as defined in Rule 13a - 15(f) and 15d - 15(f) promulgated under the Exchange Act, during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material developments in our legal proceedings since we filed our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. Refer to “Part II. Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 and “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 for additional information regarding legal proceedings.

Item 1A. Risk Factors

As of December 31, 2022, there have been no material changes in the risk factors previously disclosed. Our business is subject to numerous risks, a number of which are described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2022 and Part II, Item 1A. “Risk Factors” of our Q1 and Q2 2023 Form 10-Qs.

These risks should be carefully considered together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2022 and Part II, Item 1A. “Risk Factors” of our Q1 and Q2 2023 Form 10-Qs are not the only risks we face. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers

On May 23, 2017, the MiX Telematics Limited Board approved a share repurchase program of up to R270 million (equivalent of $15.9 million as of December 31, 2022) under which we may repurchase our ordinary shares, including ADSs. On December 3, 2021, the Board approved an increase to the share repurchase program under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the program as at December 2, 2021, the Company could repurchase additional shares with a cumulative value of R160 million ($10.0 million). The total value of the whole share repurchase program post the December 3, 2021 increase is R396.5 million ($24.9 million). During fiscal year 2022, shares with a value of R44.7 million (equivalent of $2.6 million as of December 31, 2022) were repurchased under the share repurchase program.
Fiscal 2023 purchases
During the first quarter of fiscal year 2023, there were no share repurchases. During the second quarter of fiscal year 2023, the following purchases were made under the share repurchase program:

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
(1) Including transaction costs.

Shares repurchased during the second quarter of fiscal year 2023 were delisted and form part of the authorized unissued share capital of the Company.

During the third quarter of fiscal year 2023, there were no share repurchases.

Item 6. Exhibits

Exhibit No.	Description
10.1
Second Amendment to the Facility Letter between the Company and the Bank, as lender, filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K, filed on November 21, 2022, is incorporated by reference herein.

10.2
Security Release Letter relating to the Facility Letter by and between the Company, MiX Telematics Africa, MiX Telematics International, and the Bank filed as Exhibit 10.2 with the Company’s Current Report on Form 8-K, filed on November 21, 2022, is incorporated by reference herein.

10.3
Suretyship Agreement relating to the Facility Letter by and among the MiX Telematics Parties and the Bank filed as Exhibit 10.3 with the Company’s Current Report on Form 8-K, filed on November 21, 2022, is incorporated by reference herein.

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

Date: February 9, 2023