Form 10-K
period 2023-03-31
MiX Telematics Ltd
filed 2023-06-22
CIK 1576914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-K
—————————
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023
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
Suite 310, Boca Raton, Florida 33487
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                         ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     ☐Yes ☒No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2022, the last business day of the registrant’s most recent completed second fiscal quarter, was approximately $121,171,277.

As of May 26, 2023, 554,936,819 of the registrant’s ordinary shares were outstanding, including 399,341,275 ordinary shares represented by American Depository Shares. This number excludes 53,816,750 shares held by the registrant as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2023 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

We have a large global presence, with vehicle subscriptions in over 120 countries across six continents. We currently serve a highly diverse customer base, including 4,800 fleet operators, which represented 69% of our subscription revenue for fiscal year 2023. We target sales of our enterprise fleet management solutions to customers who desire a premium solution, generally for large fleets, which we define as fleets of 50 or more vehicles. Large fleets accounted for over 92% of our fleet subscriptions at March 31, 2023. We believe we have a satisfied customer base and, among our more than 1,000 large fleet operator customers, we experienced an annual customer retention rate of 99% in fiscal year 2023. In addition, for large fleets with 500 or more vehicles, we experienced an annual customer retention rate in excess of 97% in fiscal year 2023. We have multinational enterprise fleet customer deployments with companies such as Baker Hughes, BP, Chevron, DHL, G4S, Halliburton, Nestlé, PepsiCo, Schlumberger, Shell, The Linde Group, Total and Weatherford. We also offer a range of subscription-based fleet and vehicle management solutions to meet the needs and price points of small fleet operators and consumers. Our safety and security features, including driver performance and vehicle monitoring, are important attributes of our solutions for these customers.

With the exception of fiscal year 2021, we have consistently grown our customer base. As evidence of this growth, subscribers, one of our key operating metrics and a factor influencing our rate of subscription revenue growth, increased at a compound annual growth rate of 10.8% from April 1, 2014 to March 31, 2023, and as of March 31, 2023, we tracked and managed over 1,001,800 subscribers. As a result of the COVID-19 pandemic, fiscal year 2021 represented the only year of net subscriber contraction over this period of 73,800 subscribers, resulting in a 6.1% reduction in subscription revenue for the period, on a constant currency basis. As a further indicator of our scale, in fiscal year 2023, we collected data on approximately 184 million trips per month and recorded approximately 11 billion vehicle positions per month. The monthly price charged per subscriber varies among our customers depending on the services and features they require, hardware options, customer size, route to market and geographic location of the customer. Consequently, our rate of subscription revenue growth is influenced by not only the rate of growth in the number of subscribers but also by the evolving mix of our subscriber base.

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

Fleet operators face many significant challenges, which can include:

•Significant operating costs. According to the American Transport Research Institute’s 2021 data, fuel represents 40%, repair & maintenance 17%, truck insurance premiums 8% and tires 4% of vehicle-based trucking operational costs per mile. Combined, these factors account for 69% of vehicle-based operational costs per mile, all of which can be reduced through connected fleet solutions and the process of positively impacting driving behaviors, including by reducing behaviors like speeding, harsh acceleration, harsh braking and excessive idling.

•Poor visibility into fleet operations. Fleet operators frequently maintain vehicles across multiple geographic regions and often lack visibility into their fleets and oversight of their drivers, and this problem is growing in significance as fleets start to electrify and managers have to navigate the complexities of hybrid fleets. Poor fleet visibility makes it challenging to optimize fleet utilization, vehicle fleet size and miles driven while still meeting core business and customer servicing requirements. Poor driver oversight makes it difficult for operators to validate hours worked or customers visited, incentivize greater efficiency and discourage unproductive, undesirable or dangerous worker behavior.

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

•Reducing insurance costs. In developed and developing regions, insurers often provide incentives for fleet operators and consumers who subscribe to a safety and security mobile asset management solution. Some insurance providers will not insure vehicles that lack a tracking solution or will make the insurance premium cost prohibitive without one. Furthermore, insurance providers’ interest in safety and security solutions has increased following the introduction of driver performance monitoring solutions, which can enable innovative usage-based insurance and claims management initiatives.

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

While fleet and mobile asset management solutions can offer a wide range of features and benefits, the reasons for adopting these solutions often vary by customer type and geography. In developed regions, including North America and Western Europe, many fleet operators adopt fleet management software solutions in order to obtain greater visibility over their vehicles and mobile workforces, to achieve cost savings through efficiency improvements, including reduced fuel consumption, and to reduce regulatory compliance burdens. In many developing regions, including Eastern Europe, Latin America, Africa, the Middle East and parts of Asia, the security of personnel and asset protection features afforded by vehicle tracking and monitoring, resulting in greater asset visibility and a lower impact of theft, are also important reasons for the adoption of fleet and mobile asset management solutions. In Australia and parts of Africa, Asia, Europe and the Middle East, compliance with health and safety standards and policies are a key reason for adoption of these systems. Managing the transition to – and operation of – electric fleets is a key priority for fleets in Europe and elsewhere. Recognizing the variety of motivations influencing our existing and potential customers is an important aspect of developing and marketing our solutions.

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

A research publication by Berg Insight says the integration of cameras to enable various video-based solutions in commercial vehicle environments is one of the most apparent trends in the fleet telematics sector today. Growing at a compound annual growth rate (“CAGR”) of 18.0% they forecast that the active installed base of video telematics systems will reach almost 8.8 million units in North America by 2027. In Europe, the active installed base is forecasted to grow at a CAGR of 17.9% to reach 2.5 million video telematics systems by 2027. The video telematics market is served by many companies including video specialists, fleet telematics players and hardware-focussed suppliers. With MiX Vision AI which was launched in fiscal year 2022 and enhanced with multiple software and hardware updates in 2023, we are meeting an ever-broader range of needs in the video telematics market.

Market Opportunity

We believe that the addressable market for our fleet management solutions is large, growing and remains largely under-penetrated. According to a report by ABI Research (“ABI”), there were approximately 230 million commercial vehicles registered globally by the end of December 2022. Global fleet management penetration was estimated to reach 23%. ABI forecasts that by 2030, the number of registered commercial vehicles will be approximately 287 million.

In addition to the growing market opportunity in commercial fleet vehicles, we believe there is a large and under-penetrated market to provide a tailored set of safety and security solutions to non-commercial passenger vehicles. Worldwide, the pool of motor vehicles is large and growing, particularly in developing markets. We estimate that there are approximately 7.7 million non-commercial passenger vehicles in operation in South Africa, as of April 2023, utilizing latest vehicle population information available from the National Traffic Information Systems. We believe the potential rate of consumer adoption of mobile asset management solutions is highest in developing regions where vehicle tracking and monitoring features can help to improve driver and passenger safety, reduce the impact of theft by improving stolen vehicle recovery rates and reduce consumer automotive insurance rates.

Our Solutions

Our subscription-based solutions enable our customers to manage, optimize and protect their investments in their commercial fleets and personal vehicles efficiently. Our highly scalable multi-tenant architecture leverages GPS and other data transmitted from in-vehicle devices, primarily over cellular networks. In fiscal year 2023, we collected data on approximately 184 million trips per month and recorded approximately 11 billion vehicle positions per month.

The key attributes of our solutions include:

•Advanced artificial intelligence and machine learning. Our solutions are utilizing the latest technology to deliver customer value, including our MiX Vision AI video telematics offering, which uses machine learning and artificial intelligence to protect drivers in real-time from dangerous driving scenarios such as fatigue and distraction.

•Highly scalable solutions. Our software solutions are built to scale and support geographically distributed fleets of any size. As of March 31, 2023 we provided services to more than one million vehicles under subscription, with customers ranging from small fleet operators and consumers to large enterprise fleets with more than 10,000 assets.

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

•Insightful business intelligence and reporting. Our fleet management software is designed to provide our customers with insightful, actionable business intelligence on demand. For example, our premium fleet solution, MiX Fleet Manager, includes data reporting and analysis tools with more than 110 standard reports and embedded dashboards as well as the new KPI manager module, which enables clients to customize, monitor and measure the performance of the key performance indicators that matter most to them. Our business intelligence engine,supported by our data lake, provides enhanced analytics, reporting and data visualization tools for those customers seeking to understand trends or highly granular analyses of large quantities of historical and real-time data.

•Easily accessible, intuitive applications. Our web-based solutions are accessible from fixed and mobile computing devices, and provide vehicle and fleet information, dashboard views and alerts and the ability to generate analytical reports from an office or a remote location. Our customers can choose to access our solution via an intuitive web-based interface or through our dedicated mobile applications developed for the Android and iOS mobile platforms. Fleet operators can also use our application program interfaces to integrate our solution directly with their software systems, such as transportation management software, route planning systems and enterprise resource management software.

•Software-as-a-service powered by a proven, reliable infrastructure. Our use of a multi-tenant SaaS architecture allows us to deliver fleet management applications that are highly functional, flexible and fast while reducing the cost and complexity associated with customer adoption. We support our SaaS delivered solutions with a proven infrastructure of redundant servers and other hardware located in secure third-party data centers. We have continued to maintain an overall system uptime of over 99.9%, measured quarterly.

Our Offerings

We offer a range of solutions to address the needs of diverse customer segments. Our primary subscription-based offerings are:

•MiX Fleet Manager. MiX Fleet Manager is our premier commercial fleet management solution. It is built on a modern, scalable software platform for managing vehicle fleets of all sizes. Our fleet management systems provide a wide variety of complex data pertaining to driver behavior and the location, status and operational activity of vehicles and fleets. MiX Fleet Manager is an interactive, web-based application providing secure access to this complex data in a simple, intuitive manner. MiX Fleet Manager gives users live and historical views of driver and vehicle performance information, including vehicle tracking and status information as well as alerts and notifications. Together with our integrated MiX Insight Reports and MiX Mobile, the solution provides fleet managers with actionable business intelligence in the form of reports and fleet analytics. Customers can also subscribe to premium subscription-based applications supported on MiX Fleet Manager, such as:

▪MyMiX, an innovative driver engagement platform that provides professional drivers with easy 24-hour access, via the web or a mobile device, to key information about their performance. Driver scoring, a module available on MyMiX, boasts a sleek, engaging and user-friendly interface accessible from Android or iOS mobile devices.

▪MiX Vision, an on-road and in-vehicle video recording solution, that allows fleet managers to record video footage related to driving behavior and events. We believe MiX Vision addresses an important market need for in-vehicle surveillance and driver feedback. MiX Vision is fully integrated with our premium fleet management solutions to enable event-driven or time-based video recording and supports external cameras as well as an in-cab Driver Status Monitor. MiX Vision AI was launched in calendar year 2021 and we have seen strong interest in this new solution which leverages machine vision and artificial intelligence technologies to detect driver distraction, fatigue and other unsafe driving practices such as cell-phone use and smoking.

▪MiX Rovi, an in-vehicle display and communications system allowing fleet operators to streamline their fleet operations through improved communication between drivers and their back offices. Customized data inputs are configured in MiX Fleet Manager and can be updated locally or remotely via the Internet. For example, a fleet operator of delivery vehicles can set custom data inputs for information relating to deliveries, such as quantities delivered and collected, times of arrival and departure or time spent at unscheduled stops. MiX Rovi is electronic logging devices legislation (“ELD”) compliant. In fiscal year 2022, further software updates for the MiX Rovi in-cab display were carried out, including the development of Canadian ELD solution which was certified by the Canadian authorities and released in fiscal year 2023.

▪MiX RIBAS and DriveMate, are in-cab driving aids that help drivers improve their driving style. Using an unobtrusive system of symbols with red, amber and green status lights accompanied by audible warning tones, drivers receive feedback on their driving style in real-time, enabling customers to manage improvements in driver and vehicle performance and reductions in fuel consumption and accident rates.

▪MiX Hours of Service (“Hours of Service”), allows for the real-time monitoring and compliance of legislated or regulated hours of work for the United States, Canada and Europe. Mandated ELD legislation in the United States requires truck drivers to log their hours of service electronically. European customers can also use our optional “MiX 3D” service to download and archive digital tachograph data as required by European law. This add-on also accommodates regions with non-regulated driving hours legislation, such as the Middle East and Africa, allowing fleet operators to easily set their own driving hours rules and measure activity to reduce fatigue related incidents.

▪MiX Journey Management, offers an easy-to-use electronic alternative to paper-based systems that ensures all risks relating to journeys are readily visible to decision makers when it matters most. MiX Journey Management suits fleet operators across diverse industries and is ideal for those with large fleets of vehicles that travel long distances and carry passengers or cargo.

▪MiX OEM Connect, allows customers to get instant, direct integration to relevant and powerful telematics data without the cost or downtime associated with device or hardware installations. Our cloud-to-cloud system integrates with manufacturers including Ford and Navistar, with multiple further integrations in our roadmap.

•MiX Asset Manager. Our portfolio of asset tracking products includes third-party hardware products and products developed ourselves. By keeping track of valuable assets including generators, light towers, storage tanks and pumps, our asset management solution allows for increased visibility of corporate assets, resulting in improved asset utilization and reduced loss.

•Matrix. Our Matrix suite of mobile asset management solutions is designed for entry-level fleets and consumers. The Matrix range of solutions can provide real-time and historical vehicle tracking and positioning, unauthorized vehicle use alerts, panic emergency response, crash alerts, driver behavior alerts, fuel tax logbooks and vehicle maintenance notifications. Users can access their Matrix subscription’s functionality via a web-based interface or our mobile applications.

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

We currently offer Beam-e in South Africa and are evaluating opportunities for expansion into other geographies which are similar to South Africa. During fiscal year 2023, we secured our first customers in Australia where the solution is marketed as MiX Tabs solution and the requirement is to track the whereabouts of equipment.

Customers utilize our solutions to collect real-time data from their vehicles and transmit this information to our secure third-party data centers for processing. We generally design our own hardware and firmware in order to ensure their modularity, quality and interoperability with our core subscription offerings. We outsource the manufacturing of these devices and seek to drive device costs down over time in order to reduce the upfront investment required by our customers. In addition to sales of these devices to customers, we offer customers the option of bundling our devices as a full-service option, further reducing the capital investment required to access our solutions.

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

•Vehicle and driver management. We provide functionality for customers to manage licenses, registrations, certifications, in-vehicle video monitoring and other vehicle and driver requirements. Our advanced AI video capabilities protect drivers from risky driving scenarios such as fatigue and distraction.

•Messaging. With MiX Rovi, fleet operators can communicate efficiently and effectively with their drivers. Custom menus direct driver workflow, jobs and navigation, ensuring drivers arrive at the correct destination and improving communication between fleet operators and their drivers.

•Mobile access. We provide information to users via a variety of mobile platforms, including iOS and Android, and provide our customers with access to actionable business intelligence on their vehicles and mobile assets from the office or remotely.

•Application integration. Our application programming interfaces, MiX Integrate, allow our customers to integrate our applications with their existing enterprise software systems and allow for increased customization of our fleet reports, vehicle tracking alerts and location management features.

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

•Track record of innovation. Our investment in software development is core to our business strategy. Our software teams employ an agile software development methodology. We have made a significant investment in product development, and we have routinely been among the first to market with innovative solutions and features that cater to the needs of our customers. For example, in fiscal year 2021, we added MyMiX tracking to our broad product portfolio. MyMiX Tracking enables fleet operators to track and manage the safety of their drivers by leveraging smart phone technology. We integrated our systems with the telematics services offered by two truck manufacturers and also launched a fringe benefit tax solution for Australia. During fiscal year 2022 we launched a new MiX Vision AI solution and an embedded analytics and dashboard platform leveraging a new data lake. We also developed a Canadian ELD solution for MiX Fleet Manager which was certified and released in fiscal year 2023, integrated with various OEM telematics data services and delivered various updates to our hardware platform in response to the global electronic component crisis. In 2023, we also launched our KPI management module for clients to visualize their key value realization insights as well as updates to our MiX Vision AI solution, which provided more options to cater for additional vehicle types and industry specializations.

•Longstanding established market position. We have a 26-year history, a geographically diverse sales and marketing footprint, a large established network of distributors and dealers, and a large base of satisfied customers. Our robust and referenceable customer base, including numerous Forbes Global 2000 enterprises, is a critical selling point to both large enterprise fleets and small fleet operators.

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

•Broadening our customer segment focus. We currently have customers across numerous industry segments, with the resources of our direct sales organization focussed on premium customers in certain key segments, including oil and gas, transportation and logistics, government and municipal, bus and coach, and rental and leasing. We are currently increasing our product development initiatives and sales and distribution efforts in other industry segments, such as the construction and service industries. We regularly evaluate opportunities to expand our target customer focus.

•Continuing to introduce new, innovative solutions to address market demand. We are continually innovating and extending our solutions portfolio based on our assessment of market demand and trends. During fiscal year 2022 we launched a new MiX Vision AI solution, MiX OEM Connect and an embedded analytics and dashboard platform leveraging a new data lake. In fiscal year 2023, we expanded our MiX Vision AI portfolio, adding support for additional cameras and enhanced software features. We also certified and released our Canadian ELD solution, which extended our embedded dashboard offering and integrated with more OEM telematics data services. We launched a new KPI management module to help users track their progress towards achieving their corporate goals and delivered various updates to some of our hardware platforms in response to the global electronic component crisis. We are continually innovating and extending our solutions portfolio based on our assessment of market demand and trends.

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

•Direct Sales. We focus our direct selling efforts on targeting, acquiring, servicing and upselling our premium solutions to large enterprise fleet operators and small fleet operators. We maintain sales offices in Australia, Brazil, South Africa, Uganda, the United Kingdom, the United States, Mexico and India. These offices sell directly to large enterprise fleet operators and small fleet operators in their respective regions and are also responsible for channel management of fleet solution distribution partners throughout their regions. Our sales and marketing approach with fleet customers is generally based on a combination of return on investment and the improvements in safety and security delivered by our solutions. Our South African sales offices also sell directly to consumers.

•Digital Marketing. Our digital marketing focus complements our verticalized sales strategy and supports quality and high quantity targeted lead generation in all of our regions. Lead generation channels include search engine platforms and account-based marketing platforms.

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

Our revenue by geographic segment is set out in note 16 of the consolidated financial statements included in this annual report.

Customers

We currently serve a highly diverse customer base, including approximately 4,800 fleet operators which represented 62% of our subscription revenue for fiscal year 2023, as well as individual consumers. We target sales of our enterprise fleet management solutions to customers who desire a premium solution, generally for large fleets, which we define as being fleets of 50 or more vehicles. Large fleets comprised 92% of our fleet customer subscriptions as of March 31, 2023. We also offer a range of subscription-based fleet and mobile asset management solutions optimized for the needs and price points demanded by small fleet operators and consumers.

Our current customer base spans numerous industry categories and customer segments, including oil and gas, transportation and logistics, government and municipal, bus and coach, and rental and leasing. No individual customer represented more than 4.0% of our subscription revenue for fiscal year 2023. For fiscal years 2023, 2022 and 2021, our top 10 fleet customers represented 16.7%, 16.6% and 21.8% respectively, of our total subscription revenue.

The following is a representative list of some of our largest customers:

•Halliburton
•Schlumberger
•Total
•Shell
•DHL
•Europcar
•Holcim
•Hyper Auto
•Baker Hughes
•Super Group
•Chevron
•Rio Tinto
•G4S
•Nippon
•British American Tobacco
•Iberdrola
•Wincanton

We believe that we have a satisfied customer base as evidenced by our customer retention rate and the favorable results of our customer surveys. In fiscal year 2023, among our more than 1,000 large fleet operator customers, we experienced an annual customer retention rate of 99%. We maintain a strong focus on monitoring and continuously enhancing our customer satisfaction levels.

Service and Support

Installation of our solutions in our customers’ vehicles is generally provided by us or our third-party network, which includes dealers and distributors and installation partners. Customer care and technical support services are provided by our offices in Australia, Brazil, India, Mexico, South Africa, the United Arab Emirates, the United Kingdom, and the United States. In many cases, our dealers and distributors also provide customers with tier-one customer support services. Our regional offices and dealers and distributors are, in turn, supported by our central technical support team in South Africa that handles any escalated issues. Existing customers can also access customer and technical support directly through our web or mobile applications. Our technical support department is composed of a team of highly skilled staff who are familiar with all of our products, including our entire range of software and service solutions as well as our hardware. The MiX Learning Centre, now known as Academy X, is used by staff and customers around the world to undertake online training to learn about new products and enhancements.

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

Research and Development

As of March 31, 2023, our product development group consists of 161 full-time staff responsible for software, hardware and firmware development, quality assurance and programme management. Our primary development group is based in South Africa, and we have additional development resources in India and the United States. Our software development teams employ an agile development methodology, while our engineering teams use traditional waterfall project management methods. During fiscal years 2023, 2022 and 2021, we invested $9.5 million, $9.3 million and $7.2 million respectively, in research and development.

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

We have been successful in expanding our product offerings over time, mostly through internal development for which we own all Intellectual Property. Highlights from the fiscal year 2023 include:

•The deployment of 18 system-wide platform updates and 21 mobile app updates to our live environments.
•Extensions to the embedded dashboard and analytics platform launched in fiscal 2022 for premium fleet customers.
•Updates on certain hardware platforms and accessories.
•Extension of the MiX OEM Connect solution to leverage more telematics services provided by Original Equipment Manufacturers (truck makers).
•Extension of our MiX Vision AI solution to support multiple cameras.
•Certification and release of our Canadian ELD solution.
•Deeper integration of alternative hardware enablers for certain markets.

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

We store data, host our solutions and serve our customers from third-party data centers located in Algiers in Algeria, Sydney in Australia, Muscat in Oman, Dublin in Ireland, and Virginia in the United States. In fiscal year 2023, we also added third-party data center in Dubai, United Arab Emirates. In addition to data hosted at third-party data centers, the vast majority of our cloud-based SaaS service leverages Amazon Web Services. Our data management facilities provide us with both physical security, including manned security, biometric access controls and systems security, including firewalls, encryption, redundant power and environmental controls. We believe that our third-party hosting facilities are adequate for our current needs and that suitable additional capacity will be available as needed to accommodate planned expansion of our operations.

MiX Vision AI is a fully integrated, connected camera solution with a built-in artificial intelligence processor which uses Machine Vision based Video Analytic technology to detect or monitor road events (ADAS) such as un-signalled lane departure, forward collision and following distance (also known as Headway Monitoring Warning) and unsafe driver behaviour (DSM) such as fatigue, distraction, smoking, unfastened seatbelt and phone usage. The MiX Vision AI infra-red capabilities ensure clear footage is captured at night and can alert the driver in real-time of dangerous behaviours by triggering a voice warning and audible or visual notifications with the optional AI Driver coach (R-Watch). The MiX Vision AI will also upload events (and the respective video recordings) to the MiX Fleet Manager platform where they can be reviewed by a fleet manager. They can be used for coaching the drivers, therefore reducing risks and ensuring safe trips. The device also supports Incab recording full colour images with wide-angle view of the cab with built in microphone to record audio.

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

We incur intellectual property expenses that arise primarily from costs associated with documenting, applying for, and maintaining domestic and international patents and trademarks.

Competition

The rapidly evolving market for our solutions is competitive and highly fragmented, particularly by geography and customer segment. We currently compete with numerous providers of fleet and mobile asset management solutions that range from small, regional providers to midsized multinational providers, such as Cartrack, to large global providers, such as Geotab, Samsara and Navman Wireless. Many of our competitors offer fleet or mobile asset management software solutions to particular industry segments or in limited geographic regions. For example, we compete with Michelin (Masternaut) in Europe, in the US we compete with Geotab and Samsara, in South Africa we compete with Netstar and Cartrack for consumer and small fleet mobile asset management deployments in South Africa, respectively.

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

We believe that we compete favorably based on these factors.

Employees

The following table presents the breakdown of our employees at the date indicated:

	As of March 31,
	2021	2022	2023
South Africa	811	849	891
United States	69	80	72
United Kingdom	53	57	53
United Arab Emirates	21	18	18
Australia	39	44	48
Brazil	26	26	32
Uganda	4	4	4
Romania	5	5	6
Thailand	3	0	0
Total	1031	1083	1124

Full-time	946	996	1029
Part-time	85	87	95
Total	1031	1083	1124

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

The POPI Act’s implementation has had an impact on our data security and business costs, practices and procedures in South Africa. Data protection principles and integration remain an ongoing business priority.

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

The National Environmental Management: Waste Act, No. 59 of 2008 (the “NEM: WA Act”) applies to producers of electronic waste (“e-waste”). The NEM: WA Act governs the legal reforms regulating the waste management standards, norms and/or practices in order to protect the health and well-being of communities, and the environment. The NEM: WA Act also provides for the creation of integrated waste management and industry waste management schemes. We are a member of the electronic Waste Association of South Africa (“e-WASA”) Extended Producer Responsibility (“EPR”) scheme which is a conduit in fulfilling the obligations under the regulations and ensuring the environmentally sound management of e-waste. The scheme also responds to the socio-economic challenges and opportunities arising from high volumes of e-waste such as job creation, skills development as set out in the National Development Scheme and Sustainable Development Goals.

Broad-Based Black Economic Empowerment

The South African government established a legislative framework for the promotion of Broad-Based Black Economic Empowerment (“B-BBEE”). Achievement of B-BBEE objectives is measured by a scorecard which establishes a weighting for the various components of B-BBEE which relates to:

•Ownership - measuring the share of Black ownership and corresponding rights in the business, including voting rights among others.
•Management Control - reflecting the percentage of Black people in managerial positions ranging from junior management upwards.
•Skills Development - measuring the amount of money that was spent on the training and development of Black people including amongst others short courses, bursaries and learnerships.
•Enterprise and Supplier Development (including Preferential Procurement) - with enterprise development measuring contributions to, and the development of, small Black-owned businesses with the objective of enabling them to supply goods and services to the company in the future; with supplier development measuring contributions to, and the development of, Black-owned suppliers to help grow their businesses; and with preferential procurement measuring the extent to which goods and services are procured from suppliers that are empowered and have a good B-BBEE rating; and

•Socio-Economic Development - assessing the initiatives that the company supports often to the benefit of groups of individuals and communities with the objective of promoting income-generating activities and sustainable access to the economy for these beneficiaries.

The B-BBEE Codes have a continuous review process which resulted in new B-BBEE Codes coming into effect on May 1, 2015, with more onerous compliance requirements, and proposed amendments. Various amendments have been made over the years which have had an impact on the Skills Development and Enterprise and Supplier Development (including Preferential Procurement) pillars. In addition, some definitions and interpretations were further clarified, and a few general principles were amended. MiX Telematics has always stayed abreast of these changes and made the necessary adjustments.

It is important for us to make a meaningful contribution to the country, and we view the applicable B-BBEE objectives as an opportunity for us to ensure a brighter future for all, moreover in the context of the National Development Plan 2030. In addition, B-BBEE objectives are pursued, by and large, by requiring parties who contract with corporate, governmental and State-Owned Enterprises in South Africa to achieve B-BBEE compliance through satisfaction of the applicable scorecard. Parties improve their B-BBEE contributor level when contracting with businesses that have earned good B-BBEE contributor levels in relation to their scorecards. This was very evident in April 2023 when President Cyril Ramaphosa signed the Employment Equity Amendment Bill (the “Amendment Bill”) into law. The main objective of these amendments to the Employment Equity Act of 1998 (the “Employment Equity Act”) is to enable the Employment and Labour Minister to regulate sector-specific Employment Equity (“EE”) targets and compliance criteria to issue EE Compliance Certificates in terms of Section 53 of the Employment Equity Act. Practically speaking it has bestowed the government with the right to set specific equity targets by sector and region. Companies that are wanting to do business with the government will be required to submit a certificate from the Department confirming that they are in compliance with the Employment Equity Act and its objectives. While these targets are out for public comment, we will ensure we address the regulations that the minister will put in place as we anticipate that it could have a significant impact on the way we comply with the Employment Equity Act, especially on a practical level. Furthermore, we have noted that, to ensure these EE objectives become a reality, the law now compels labour inspectors to inspect and assess workplaces and to issue employers with compliance orders.

We have nine material end-customers, which require MiX Telematics Enterprise SA Proprietary Limited to maintain at least a B-BBEE contributor between level 1 and 2 as measured under the new B-BBEE Codes. The value of these contracts represented 3.3% of our total revenue for fiscal year 2023. MX Telematics Enterprise SA Proprietary Limited has previously attained the compliance targets and furthermore has maintained not only their position on the scorecard to the highest level possible but also its Black ownership in particular that of Black Women. Failing to achieve applicable B-BBEE objectives could jeopardize our ability to maintain existing business or to secure future business from corporate, governmental or State-Owned Enterprises that could materially and adversely affect our business, financial condition and results of operations.

U.S. Regulatory Environment

In the United States, the rules and regulations to which we may be subject include those promulgated under the authority of the U.S. Federal Trade Commission (the “FTC”), state regulators, and regulator enforcement positions and expectations. The FTC has expressed interest in particular in the mobile environment and services that collect data that the FTC considers to be of a more sensitive nature than other data, such as location-based information. The FTC could deem our transceiver products such as our in-vehicle devices as collecting data of a sensitive nature. In addition to FTC scrutiny on the consumer side, many fleet drivers in the U.S. may belong to a union, which triggers some degree of oversight from the National Labor Relations Board (“NLRB”). The NLRB has taken increasing notice of the privacy rights on unionized employees, and future NLRB rules could affect our business model or the way in which our corporate clients use our solutions.

Our business is affected by U.S. federal and state laws and regulations governing the collection, use, retention, sharing and security of data that we receive from and about our users, which may include data defined as personal information under applicable law.

At the state level, all states have implemented security breach notification laws. Many states have adopted issue-specific laws pertaining to use of GPS, biometrics, among other technologies. Additionally, several states, including California, Virginia, Maryland, and Utah, have enacted laws creating new individual privacy rights for consumers (as that word is broadly defined in the law) and placing increased privacy and security obligations on entities handling personal data of consumers or households. The California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), requires covered companies to provide new disclosures to California consumers and provide such consumers ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations and allows for a new cause of action for data breaches. Other U.S. states, including Colorado, Connecticut, Virginia, and Utah, have enacted similar

— but not identical — laws. Certain of these laws are applicable only to consumer data and may not be applicable to us in the business-to-business context. As our business is directed exclusively to business consumers, we may not be subject to all such consumer-directed privacy laws. Nonetheless, we must evaluate whether and to what extent we are required to comply with any such law; to the extent that we are subject to these or other privacy laws, we may be required to implement additional processes or procedures or change the way in which we do business, ultimately increasing costs and limiting our ability to collect, use, and share data subject to those laws.

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

Globally, governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, regulations, and standards covering user privacy, data security, technologies such as cookies that are used to collect, store and/or process data, marketing online, the use of data to inform marketing, the taxation of products and services, unfair and deceptive practices, and the collection (including the collection of information), use, processing, transfer, storage and/or disclosure of data associated with unique individual internet users. New regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase the costs of doing business and could have a material adverse impact on our operations and cash flows.

We make public statements about our use and disclosure of personal data, including through our privacy policy. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies, and documentation. The publication of our privacy policy and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices.

Any failure or perceived failure (including as a result of deficiencies in our policies, procedures, or measures relating to privacy, data protection, marketing, or client communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our clients and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, consumer communications and information security in the United States, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new services and maintain and grow our client base and increase revenue.

European Union Regulatory Environment

We are subject to regulation under the laws of the European Union. Of particular relevance with regard to the regulation of our solutions are matters of data protection and privacy. Any processing of personal data in the course of the provision of services is governed by the European Union data protection regime. The framework legislation at a European Union level in respect of data protection is the General Data Protection Regulation (EU) 2016/679 (“EU GDPR”). The EU GDPR creates a single legal framework that applies across all EU member states, and in some circumstances, to processors in a state outside of the European Union where this activity affected EU citizens. The EU GDPR has compliance obligations for data controllers and data processors (we regard our solutions as primarily falling within the processor obligations, where we are providing a service on behalf of our customers, the controller).In addition, local Member State data protection and privacy laws apply as well. Some of these place obligations additional to the EU GDPR on organizations operating in the European Union, such as express suppression of positioning and speeding data when vehicles are used for private trips.

Failure to follow the EU GDPR requirements can have sanctions. For example, individuals can have a right to claim damages and National Data Protection Authorities (“NDPAs”) are able to impose fines for violations up to 4% of annual worldwide turnover, or 20 million Euro, whichever is greater. NDPAs have the power to carry out audits, request information, obtain access to premises and compel implementation of specific business practices where there are compliance concerns and risks. Data controllers must be able to demonstrate that the personal data of any data subject can be lawfully processed on one of the six specified grounds, and flow down compliance obligations onto a processor.

The EU GDPR adopts a risk-based approach to compliance, under which controllers and processors bear responsibility for assessing the degree of risk that their processing activities pose to data subjects. A controller may be required to perform data protection impact assessments before any processing that uses new technology and is likely to result in a high risk to data subjects. The EU GDPR requires controllers and processors to maintain records of their processing activities, and deal with a data security breach in a specific manner. Under the EU GDPR, data subjects have specific rights in certain circumstances, for example, the right to request that businesses delete their personal data (the right to be forgotten); to object to their personal data being processed; and to obtain a copy of their personal data within a set time frame.

Data flows within the European Union are not restricted, but some data out flows from the European Union are subject to restrictions to ensure an adequate protection for EU citizens’ personal data. Where a third country benefits from an “adequacy decision” in place, there are no restrictions on the transfer of personal data to that country. During the course of 2023 the EU is expected to adopt the EU-US Data Privacy Framework, which will be an adequacy decision for the benefit of US companies who choose to adhere to a voluntary regulatory framework. Where no adequacy decision is in place, data transfers typically require the adoption of ‘appropriate safeguards’, such as the adoption of “standard contractual clauses” and a “transfer impact assessment” to ensure appropriate protection is in place for the data in the receiving country.

United Kingdom Regulatory Environment

As a result of its departure from the European Union, the United Kingdom is no longer subject to the EU law, which includes the EU GDPR framework. However, upon leaving the EU the UK transposed the EU GDPR into UK law, creating the UK GDPR, and making only minor modifications to the text of the law. Consequently at present, the United Kingdom and European Union regimes are materially the same in terms of the obligations they impose and the rights they create. With respect to international data transfers, the UK does have its own powers for assessing the adequacy of third countries, and its own standard contract clauses and risk assessment process. In March 2023, the UK published a bill to reform some aspects of UK data protection law. Whilst these reforms are relatively modest, they will lead to greater diversion between the UK and EU versions of GDPR.

Cross-border Data Flows between the United Kingdom and the European Union

As a non-EU member state, the United Kingdom constitutes a ‘third country’ and falls outside the free-data flow area between EU member states. Likewise, EU Member States are third countries for the purposes of UK GDPR. However, for the time being both the EU and the UK benefit from mutual adequacy decisions, meaning that data can flow freely between the EU and UK in both directions.

Australian Regulatory Environment

The Australian Privacy Principles contained in the Privacy Act of 1988 (the “Privacy Act”) regulate the collection, use, retention, disclosure and security of personal information. Personal information is defined as “information or an opinion about an identified individual, or an individual who is reasonably identifiable, whether the information or opinion is true or not or is recorded in a material form or not”. Personal information includes location-based information where the information enables the location of an individual to be ascertained. Under the Privacy Act, before disclosing personal information outside of Australia, the transferor must take such steps as are reasonable in the circumstances to ensure that the overseas recipient does not breach the Australian Privacy Principles in relation to the information. What constitutes reasonable steps will depend on the circumstances of the transfer, but would generally include entering into a transfer agreement between the transferor and the transferee under which the transferee agrees to handle the information in accordance with the Australian Privacy Principles. The transferor may be held responsible for any breaches of the Australian Privacy Principles when personal information is transferred outside Australia, regardless of whether there is a data transfer agreement in place. There are exceptions to the requirement to take reasonable steps, such as where the individual to whom the information relates provides fully informed consent.

The Notifiable Data Breach (“NDB”) scheme which was included in the Privacy Act in February 2018, requires companies to notify individuals whose personal information is involved in a data breach that is likely to result in serious harm and includes recommendations about steps individuals should take in response to the breach.

History and development of the Company
MiX Telematics Limited is a public company incorporated in the Republic of South Africa. Our principal executive office is located at 750 Park of Commerce Blvd., Suite 310, Boca Raton, Florida 33487. Our telephone number is +1-887-585-1088, and our web address is www.mixtelematics.com. We are regarded as being primary listed on the JSE and categorized as a domestic filer with regard to our American Depositary Shares (“ADSs”) on the NYSE.

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

Our agent for service of process in the United States is MiX Telematics North America, Inc., 750 Park of Commerce Blvd., Suite 310, Boca Raton, Florida 33487.

For further information on our principal investments and capital expenditures, see “Item 7. Liquidity and Capital Resources.”

Availability of information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the “SEC”. Additionally, our website, located at www.mixtelematics.com, also provides notifications of news or announcements regarding our financial performance, including press releases, public conference calls and webcasts.

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
•Inaccurate output from artificial intelligence could result in brand and reputation damage.
•Industry consolidation may result in increased competition, which could result in a loss of customers and/or a reduction in revenue.
•The loss of one or more of our key personnel, or our failure to attract, train and retain other highly qualified personnel, could prevent us from executing our growth plan.
•COVID-19 or any other global pandemic outbreak and measures taken in response thereto may continue to have an adverse impact our business, results of operations and financial condition.
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
•Increasing focus on evolving environmental, social and governance matters by shareholders, customers, regulators and other stakeholders may result in additional risk and compliance costs.
•Climate change may have adverse impact on our business.
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
Risks related to South Africa
•Fluctuations in the value of the South African Rand have had, and will continue to have, a significant impact on our reported revenue and results of operations, which may make it difficult to evaluate our business performance between reporting periods and may also adversely affect the price of our ADSs.
•If we do not achieve applicable B-BBEE (“Broad-Based Black Economic Empowerment”) black economic empowerment objectives in our South African businesses, we risk not being able to renew certain of our existing contracts which service South African government and quasi-governmental customers, as well as not being awarded future corporate and governmental contracts, each of which would result in the loss of revenue.
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
The development of new or improved products, systems or technologies that compete with our products may render our products less competitive and we may not be able to enhance our technology in a timely manner. In addition to the competition resulting from new products, systems or technologies, our future product enhancements may not adequately meet the requirements of the developing marketplace, and may not achieve the broad market acceptance necessary to generate significant revenue.
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
Inaccurate output from artificial intelligence could result in brand and reputation damage.
Artificial intelligence (“AI”) is being integrated into a number of our solutions and/or products and could be a significant factor in future service offerings. While AI can present significant benefits, it also presents risks and challenges to our business. Data sourcing, technology, integration and process issues, program bias into decision-making algorithms, security challenges and the protection of personal privacy could impair the adoption and acceptance of AI solutions. If the output from AI solutions are deemed to be inaccurate or questionable, our brand and reputation may be harmed and we may potentially be subject to legal liability claims.

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
We depend on the continued service and performance of our key personnel. The loss of one or more key members of our leadership team and, or professionally qualified and experienced specialists who know our products and business processes could materially and adversely affect our operations. In addition, the loss of staff focused on customer retention in the international regions such as customer success, project management (implementation and field services) technical product and support personnel could disrupt our ability to deliver to our existing customer base and could have a material adverse effect on our ability to attract new business.
Recruiting and retaining skilled staff in the technology industry is highly competitive and staff with extensive telematics knowledge are scarce. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our failure to attract and train new personnel, or our failure to retain, focus and motivate our current personnel, could materially and adversely affect our business, results of operations and financial condition.
COVID-19 or any other global pandemic outbreak and measures taken in response thereto may continue to have an adverse impact our business, results of operations and financial condition.
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
The COVID-19 pandemic has disrupted and may continue to disrupt our operations and the operations of our customers for an indefinite period of time. COVID-19 has resulted in, and may continue to result in, significant economic volatility and uncertainty in U.S. and international financial markets, which could adversely affect our access to capital markets and investment activity, negatively impacting the availability of capital, the terms and conditions of financing arrangements and the related costs of such financing. This could result in situations where financing may not be available to us at all, or at terms formerly available to us. The effects of the pandemic also manifested in supply chain disruptions, increased the unpredictability of global markets and future economic performance, negatively impacted customer demand, changes workforce behaviors and increased reliance of remote access due to remote working arrangements.
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
We intend to increase sales of our solutions by increasing penetration in our existing markets and by entering new markets that represent a large potential source of demand for these solutions. Our success in increasing sales may be tied to a wide variety of factors, including demand for our services, price and service competition, customer experience, our relationships with third-party distributors and dealers, supply chain disruptions, the rate of new vehicle sales, the oil price, global economic conditions and, in the case of our safety and security solutions, the perceived threat of vehicle theft and discounts offered by insurers.
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
In the Middle East and Australasia segment and the Americas segment, we generate significant revenue from the oil and gas sector, and we may not be able to diversify and/or successfully enter into new verticals, which could materially and adversely affect our ability to grow our business and increase revenue.
We depend on certain key suppliers and vendors to manufacture our hardware, and an interruption in the supply of components or of our hardware could impair our production capacity, which would impact our ability to supply hardware to customers.
We currently purchase electronic components used in the manufacturing of our hardware from a number of suppliers, globally. These electronic components often have extended lead times on orders. An interruption in the supply of components from these suppliers or a failure to identify the need to react to shortages in a timely manner would significantly impact our operations and could require us to identify and integrate our manufacturing and supply logistics with an alternate supplier, or use a substitute component, which could materially and adversely affect our business, results of operations and financial condition.
The components we use to manufacture hardware are predominately supplied by manufacturers and suppliers in China. The COVID-19 pandemic, amongst other contributing factors, has adversely affected manufacturing capacity of electronic components. The component supply shortage and extended lead times may impact our business in terms of increased pricing and additional engineering projects to implement alternative components, however, we have so far been able to supply our customer demand and maintain commitments to customers. Where possible, we have also taken steps to mitigate our risk to some extent by buying additional safety stock of scarce items or items with extended lead times and continue to carefully monitor the situation which seems to be improving in certain classes.
We contract two vendors in South Africa to manufacture and assemble hardware. We have no financial control over, and limited operational influence on these vendors and the conduct of their businesses. These vendors could negatively impact our business by, among other things, extending delivery times, raising prices and limiting supply due to their own shortages and business requirements. Our two contract manufacturers produce different products for us and if the facilities at one of these contract manufacturers suffer a mass casualty event, it could take as much as four to five months, or longer, to replace production capacity.
An extended interruption in the supply of hardware from our contract manufacturers could materially and adversely affect our production capacity and hence our ability to fulfil sales orders which could have a material adverse effect on our operations. The hardware products and accessories underpinning our MiX Vision AI solution come from a supplier in China. We do not expect a hardware supply interruption would have a significant impact on our subscription revenue other than an inability to replace hardware as part of our maintenance programs, however, a hardware interruption will have a direct impact on new business growth in terms of hardware sales and the contracting of new subscribers.
We depend on our network of dealers and distributors to sell our solutions and adverse changes in our relationships with significant dealers and distributors could cause a decline in sales and customer retention.
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
Our dealer agreements generally have a fixed initial term, after which they may be renewed or continue indefinitely if not terminated. This is subject to the right of either party to terminate on specified notice, generally ranging from 90 days to one year, or for breach. Similarly, our distributor agreements do not generally include minimum purchase obligations and are either structured as resellers without commission on sales generated or are based on a commission agreement applicable to sales generated by the distributor. If our relationships with our dealers and distributors deteriorate, or if a dealer or distributor, or group of related dealers and distributors, accounting for a material portion of our sales elects not to do business with us in the future, our sales could decline materially, which could materially and adversely affect our business, results of operations and financial condition.
We depend on our cellular network providers for the transmission of data from installed in-vehicle devices to our data centers and we would incur significant costs if the services of these network providers became unavailable to us.
We contract with cellular network providers in each of our markets to provide cellular network services. These cellular networks transmit data from our customers’ in-vehicle devices to our data centers, where it is managed for the benefit of our customers. All of our installed in-vehicle devices contain a SIM card that is compatible with a specific cellular network provider. If a cellular network provider in one of our markets were to experience extended service outages or refuse to continue contracting with us for any reason or were to go out of business, it may adversely affect the ability to collect data from our in-vehicle devices.
In South Africa we are reliant on Eskom (the South African Power Utility), which has had challenges in meeting the country’s power demand, resulting in load shedding, load reduction and intermittent power outages. Although it has not resulted in our business operations being impacted directly, not having power at some of our contracted Cellular Network Service provider signal towers may impact our ability to locate and track vehicles in that area during load shedding.
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
•new technology adoption including AI;
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
We generate revenue through subscription and hardware sales across various industries, all of which are exposed to general market and economic conditions. Global market and economic conditions have been, and continue to be, disrupted and unstable. Factors that could affect us and our customers include increased global inflation and inflation control policies, investor and consumer confidence, fluctuations in economic growth, availability of capital in capital and equity markets, liquidity of global financial markets, interest rates and exchange control policies, the stability of governments in countries we operate and the strength of these economies and unemployment rates.
Adverse global economic conditions, or a general global economic slowdown, could result in a contraction of existing customers, a reduction in sales revenue, extended cash collection periods from our customers due to their deteriorating financial conditions and increased impairments. This could also result in reduced new opportunities due to delayed or cancelled capital investment impacting current or anticipated customer engagement.
Increasing focus on evolving environmental, social and governance matters by shareholders, customers, regulators and other stakeholders may result in additional risk and compliance costs.
Environmental, social, and governance (“ESG”) matters are becoming more of a focus area in the United States, Europe and in other countries where we operate. Companies are facing evolving laws, regulations and expectations with respect to their operating practices, disclosure and performance in relation to corporate responsibility, diversity, equity, human capital management, climate change, data privacy and security, supply chains and human rights.
This resulted in, and is likely to continue to result in, increased management time, additional human and capital resources, and administrative expenses to comply with regulations and requirements. For example, developing an ESG strategy, implementing such strategy and collecting, measuring and reporting ESG information based on various reporting requirements can be time consuming, difficult and costly. If we fail to respond towards achieving the required ESG commitments and compliance, our business reputation and financial performance and result of operations may be negatively impacted.
Climate change may have adverse impact on our business
Extreme weather conditions at an increasing frequency including drought, floods, heat waves, intense hurricanes, thunderstorms, tornadoes, snow and ice storms may have an impact on critical infrastructure used by MiX or our suppliers or at our customer, potentially disrupting our business, the business of our suppliers and customers, which may result in extended downtime and /or additional costs to maintain or resume operations.
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
Demand for our fleet management solutions can fluctuate with the prices for crude oil and natural gas, which impact the attractiveness of our services and also directly affects our customers in the oil and gas industry, from whom we derive a significant portion of our revenue. Subscription revenue from oil and gas customers in fiscal year 2023 represented 14.4% of our total subscription revenue. Generally, lower oil and gas prices reduce the return on investment for many of our customers. Gains in fuel efficiency may lead to a relative decrease in the return on investment of our solutions perceived by our customers. The oil and gas industry is complex, and numerous geopolitical, economic, environmental and other factors affect pricing. Expectations for future crude oil and natural gas prices may affect our customers’ spending habits. Prolonged or substantial declines in crude oil and/or natural gas prices, or the perception that such prices will remain low, could materially and adversely affect our business, results of operations and financial condition.
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
If any of these policies or practices change, revenue from the sale of our products and services could decline, which would materially and adversely affect our business, results of operations and financial condition.

We face many risks associated with our existing and potential new international operations, which could prevent us from successfully expanding into new geographic markets, or operating successfully in existing geographic markets.
We are a global company with substantial assets located in a number of countries. We provide our services in more than 120 countries with 12 offices in 9 countries. In some international markets, customer preferences and buying behavior may be different, and we may use business or pricing models that are different from our traditional subscription model to provide fleet management solutions to customers in those markets, or we may be unsuccessful in implementing the appropriate business model. Our revenue from new foreign markets may not exceed the costs of establishing, marketing, and maintaining our international offerings.
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
•availability of U.S. Dollars in countries highly dependent on resource exports;
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
•exposure to liabilities under anti-corruption and anti-money laundering laws and regulations; and
•complexities of complying with U.S. and non-U.S. export controls laws and regulations, including Export Administration Regulations (“EAR”).
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
Exposure to United Kingdom political developments, including the impact of the United Kingdom exiting from the European Union (also known as “Brexit”), could have a material adverse effect on our operations, specifically in Europe. The United Kingdom’s withdrawal from the European Union on January 31, 2020 created an uncertain political and economic environment in the United Kingdom and potentially across other EU member states. The United Kingdom and European Union has agreed to participate in a transition period, which expired on December 31, 2020, to negotiate a trade agreement and other aspects of their relationship after the transition period. During the transition period, free trade continued between the United Kingdom and European Union without checks and extra charges. Prior to the expiration of the transition period, it was announced that the United Kingdom and the European Union have entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues, thereby avoiding some of the anticipated disruptions.

Changes resulting from Brexit or any subsequent transition agreements, including changes to existing trade agreements between Europe and the United Kingdom could lead to increased customs duties, tariffs and withholding taxes for the sale of our hardware and services from the United Kingdom into Europe, and may result in us being less profitable.

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
We utilize third-party encryption and authentication technology providers to secure and review transmission of confidential information over the Internet, including private customer data such as bank account numbers and asset tracking data. Advances in technological capabilities, new discoveries in the field of cryptography, and a continually changing landscape of cybersecurity threats as well as other events or developments, could result in a compromise or breach of the technology we use to protect sensitive transaction data, including the technology provided by third parties. If any such compromise of our data security, or the data security of our customers, were to occur, it could result in misappropriation of proprietary information or interruptions in operations, and have an adverse impact on our reputation or the reputation of our customers. If we are unable to detect and prevent unauthorized access to or use of confidential information including bank account numbers and asset tracking data, our business, results of operations and financial condition could be materially and adversely affected. Any such interruption or breach of our systems could also result in legal and reputational damage to our business, including legal claims and proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties, as well as remediation costs. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover legal, reputational and financial losses that may occur as a result of an interruption or a breach of our systems.
Our operating results may be harmed if we are required to collect sales, use, services or other related taxes for our solutions in jurisdictions where we have not historically done so, or if there are significant changes in the effective tax rates exposing us to greater than anticipated tax liabilities.
We do not believe that we are ordinarily required to collect sales, use, services or other similar taxes from our customers in certain jurisdictions. However, one or more countries or states may seek to impose sales, use, services, or other tax collection obligations on us, including for past sales. For example, the European Commission introduced a proposal of a Directive addressing taxation of digital businesses operating within the European Union, but has not yet reached an agreement on a sales tax with a scope limited to digital advertising services. As a result, certain countries, including the United Kingdom, Italy, France and Spain moved to introduce their own digital service tax (“DSTs”). DSTs would be imposed on gross revenue derived from a variety of digital services, for example, the provision of digital intermediary services. Based on our current activities, we do not believe that we would fall within the scope of the DSTs as designed today. However, the current definition of DSTs proposed by the OECD (from which the local initiatives stem) will probably be adjusted, and the locally proposed and implemented DSTs differ significantly in their scope and structure. A successful assertion by one or more jurisdictions that we should collect sales, DST or other taxes on the sale of our solutions, could result in substantial tax liabilities, including interest and penalty charges for past sales and decrease our ability to compete for future sales. We review applicable rules and regulations periodically and, when we believe sales and use taxes apply in a particular jurisdiction, we voluntarily engage tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in jurisdictions where we presently believe sales and use taxes are not due. Furthermore, we cannot be certain that we have recorded sufficient provisions on our consolidated financial statements to cover taxes.

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
Doing business on a worldwide basis requires us to comply with the laws and regulations of various foreign jurisdictions. These laws and regulations place restrictions on our exports, reexports, operations, technologies, trade practices, partners and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act (the “FCPA”), various export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), as well as Australian and European sanctions. Certain of our products, technologies and services are, or may be subject to the EAR. U.S. export controls, regulations and economic sanctions include various restrictions and license requirements, including prohibit the shipment of certain products, technologies, software and services to U.S. embargoed or sanctioned countries, governments and persons. Complying with economic sanctions, export regulation, import laws and regulations may be time-consuming and may results in delays or loss of sales opportunities.
In 2022, the United States, the European Union, and the United Kingdom have imposed a number of new sanctions and export control restrictions on Russia following Russia’s invasion of Ukraine. While we have maintained business relationships with a limited number of oil and gas customers in Russia, we continue to closely monitor those relationships in consultation with outside advisors to maintain compliance with applicable U.S. sanctions and export control and regulations. Certain debt and equity restrictions that have been imposed on dealings with certain Russian entities that are not otherwise blocked parties continue to impact our ability to collect payment on the provision of services in Russia. Additionally, some of our products, technologies and services subject to the EAR may not be exported to Russia without a license. We are also mindful that more comprehensive trade restrictions may be imposed on Russia in the future, and that may impact our ability to engage in any business in Russia or with Russian entities.
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
Various laws and regulations associated with the Internet and data privacy are complex and increase our cost of doing business. Furthermore, these laws and regulations may expose us to fines and penalties if we fail to comply with them. Although we have implemented procedures designed to comply with international practices and have established additional group policies, charters and procedures to assist in maintaining data privacy and data security, we have not undertaken a formal legal review to determine our compliance with data privacy and data security laws in jurisdictions outside of the UK, the European Union and South Africa.
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
Our solutions and products enable us to collect, manage, store, and otherwise process a wide range of data related to fleet management such as mobile asset location and fuel usage, speed and mileage. We obtain our data from a variety of sources, including our customers and third-party providers. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal data, as well as requirements that must be followed if a breach of such personal data occurs. The California Consumer Privacy Act, effective January 1, 2020, was the first consumer privacy law in the United States. This law created new privacy rights for California consumers which were expanded by the newly passed California Privacy Rights Act of 2020, effective January 1, 2023. The employee and business-to-business (“B2B”)data exemption expired on January 1, 2023, which means that employees and B2B contracts also have enhanced rights (e.g., right to access, deletion, correction, and opt-out). There are also certain requirements that may apply to sensitive personal information, such as precise geolocation and biometric data.

Following California, other U.S. sate consumer privacy laws have been passed:
•Virginia Consumer Data Protection Act (“VCDPA”) (effective January 1, 2023);
•Colorado Privacy Act (“CPA”) (effective July 1, 2023);
•Connecticut Data Privacy Act (effective July 1, 2023); and
•Utah Consumer Privacy Act (effective January 1, 2024).
Unlike the CCPA, these other state privacy laws do not apply to employee or commercial data. However, failure to comply with any state privacy laws, could result in penalties, fines, and/or regulatory enforcement actions.
Companies must have reasonable policies, procedures and safeguards in place to protect personal information. The FTC, which is the primary enforcement authority against “unfair” or “deceptive” practices in the U.S., has found it to be an unfair business practice when a company does not provide adequate safeguards to protect consumers’ personal information, because the lack of safeguards harms consumers and consumers cannot avoid the harm.
In addition, several U.S. state laws require data owners to implement reasonable security measures to protect the personal information collected from residents. These laws generally require a data owner to implement reasonable security procedures and practices appropriate to the nature of the information, and to protect the personal information from unauthorized access, destruction, use, modification, or disclosure. Although most of these state laws generally require an entity to maintain appropriate security, at least one state (Massachusetts) has adopted comprehensive data privacy requirements to protect personal information. However, these regulations only apply to more sensitive data, such as driver’s license number, Social Security number, and other government identifiers, as well as financial account and credit card number. California was the first state to enact an Internet of Things (IoT) cybersecurity law, which took effect on January 1, 2020. If applicable, the IoT law requires manufacturers of any internet-connected devices to equip devices with reasonable security features that are: appropriate for the nature and function of the device; appropriate for the information it may collect, contain, or transmit; and designed to protect the device and any information contained within the device from unauthorized access, destruction, use, modification or disclosure.
Some U.S. state privacy laws have also adopted data minimization principles. For instance, under the CCPA, collection, use, retention, and sharing of a consumer’s personal information must be “reasonably necessary and proportionate to achieve the purposes for which the personal information was collected or processed.” Further, personal data and sensitive personal data may not be retained “for longer than is reasonably necessary”.
In the European Union, the EU GDPR governs data collection, use, storage and disclosure of personal data in the European Union. The EU GDPR requires companies to maintain a robust, documentation heavy, data privacy compliance framework. At the same time, electronic privacy law in the EU (which is due to be updated by the upcoming e-Privacy Regulation), requires a high standard of informed consent for the use of cookies and direct electronic marketing. Failure to comply with the EU GDPR can result in penalties and fines for noncompliance, and such fines are now routinely imposed by data protection authorities. When the e-Privacy Regulation is introduced, the same high level of fines will apply in that domain. Further, since the Schrems II decision of the Court of Justice of the European Union in July 2020, there have been material restrictions on the transfer of personal data outside of the European Union, including to ‘third countries’ such as the United States and South Africa. Finally, the EU is in the process of adopting a range of other new laws governing data, digital products (including AI) and cybersecurity. We will need to monitor the applicability of these laws carefully and may need to make further investments to comply.
The United Kingdom has the UK GDPR (adopted when the UK left the EU), which for the time being imposes near-identical requirements on companies. As such, the UK benefits from an adequacy decision which allows personal data to flow freely between the UK and the EU. In March 2023, the UK published a bill to reform some aspects of UK data protection law. Whilst these reforms are relatively modest, it remains to be seen whether they will have any impact on the UK’s adequacy decision when that is reviewed in 2026. The aforementioned Schrems II decision is also applicable in the UK, meaning that there are also restrictive rules relating to the export of personal data outside of the UK. Whilst the UK is not currently contemplating the same range of new data, digital and cyber security laws as the EU, some developments in this space are planned, and these we will need to review these alongside the EU proposals.

The Australian Privacy Principles contained in the Privacy Act of 1988 (the “Privacy Act”) regulate the collection, use, retention, disclosure and security of personal information. Personal information is defined as “information or an opinion about an identified individual, or an individual who is reasonably identifiable, whether the information or opinion is true or not or is recorded in a material form or not”. Personal information includes location-based information where the information enables the location of an individual to be ascertained. Under the Privacy Act, before disclosing personal information outside of Australia, the transferor must take such steps as are reasonable in the circumstances to ensure that the overseas recipient does not breach the Australian Privacy Principles in relation to the information. What constitutes reasonable steps will depend on the circumstances of the transfer, but would generally include entering into a transfer agreement between the transferor and the transferee under which the transferee agrees to handle the information in accordance with the Australian Privacy Principles. The transferor may be held responsible for any breaches of the Australian Privacy Principles when personal information is transferred outside Australia, regardless of whether there is a data transfer agreement in place. There are exceptions to the requirement to take reasonable steps, such as where the individual to whom the information relates provides fully informed consent.The NDB scheme which was included in the Privacy Act in February 2018, requires companies to notify individuals whose personal information is involved in a data breach that is likely to result in serious harm and includes recommendations about steps individuals should take in response to the breach.
The POPI Act was promulgated into law in South Africa in November 2013 and came into full effect on July 1, 2021. Any failure to comply with the POPI Act may result in a fine not exceeding R10 million and/or imprisonment of up to 10 years, depending on the severity of such failure.
We continuously update and will continue to evaluate our group data protection and security policies, charters, and procedures to assist in maintaining data privacy and data security in line with international privacy practices.
Embracing digital transformation is a way to increase MiX’s value to customers globally. Organizations not embracing and capitalizing on new technologies are at risk of being behind the curve in terms of new technology. Adopting new technologies such as AI technologies create new opportunities, however, increases the risk regarding compliance to privacy obligations. For example, our MiX AI Vision solution is based in hardware from a Chinese manufacturer who also owns the IP. While the solution and video footage are hosted on our servers and not in China, customers might have concerns that their footage could potentially be accessed by the supplier if the Chinese Government forces them to do so.
We may also be subject to costly notification and remediation requirements if we, or a third party, determine that we have been the subject of a data breach involving personal data of individuals. Data breach notification regulations vary among the countries where we conduct business, and also vary among the states of the United States, and any such breach involving personal data could be subject to any number of these requirements.
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
Our ability to repatriate cash from certain regions may be restricted due to foreign exchange controls and could have an adverse effect on our results of operations.
Governments in Africa frequently intervene in economies and make changes to policies and regulations. Regulations might include price controls, mandatory wage increases, changes to employee benefits, capital and exchange controls and limitations on imports.
For example, MiX Telematics and its’ customers in Nigeria are having difficulty in sourcing foreign exchange through the Central Bank of Nigeria, which established exchange controls that limit our ability to convert Nigerian Naira into U.S. Dollar. Such limitations could adversely affect our ability to access cash and could negatively impact our results of operations in the region.

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
We have completed the implementation of a new fully integrated ERP, CRM and billing system in the African Fleet Subsidiaries as well as completed the implementation of the ERP system in the Middle East, North America, Europe, Australia and Brazil RSOs. We are still in the process of enhancing the system functionality in Brazil. Planning for the implementation of the ERP system in the Africa Consumer RSO is underway. The overall aim of these new systems is to enable management to achieve enhanced quality, reliability and timeliness of information; improve integration and visibility of information stemming from different management functions and countries; and optimize global management of corporate processes.
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
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions about, among other things, the assessment of expected cash flows used in evaluating goodwill and long-lived assets for impairment, the amortization period for deferred commissions, the determination of useful lives of the Company’s customer relationships, maintenance and warranty accruals, contingencies, expected credit losses, the classification of devices and other hardware as in-vehicle devices (equipment) versus inventory based on the future expectation of the different types of customer contracts, income and deferred taxes, unrecognized tax benefits, valuation allowances on deferred tax assets, stock-based compensation, fair values of assets acquired and liabilities assumed from the business acquired and fair value measurement of the contingent consideration. These estimates and assumptions affect the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, actual results may differ materially from our estimates and we may need to, among other things, accrue additional charges that could adversely affect our results of operations, which in turn could adversely affect our stock price. In addition, new accounting standards, amendments and interpretations of accounting standards have occurred and may occur in the future that could adversely affect our reported financial results.
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
The fleet management, mobile asset management and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Much of this litigation involves patent-holding companies or other adverse patent owners who have no relevant product revenue of their own, and against whom our own limited patent portfolio may provide little or no deterrence. We have been subject to such claims in the past and may face additional claims in the future.
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
We warrant that our hardware will be free of defects for various periods of time. The operation of the hardware is controlled by the firmware loaded on the hardware. We generally provide firmware updates to our fleet customers by “over-the-air” wireless communication of the updated firmware directly to our customers’ in-vehicle devices. If the firmware does not function as expected and it prevents the uploading of updated firmware, then the problem cannot be corrected by an over-the-air update and will require direct servicing of the installed on-board computer by trained personnel, which imposes a very significant cost on us. Variations among communications protocols in the markets in which we operate increase the risk of error in the remote installation of firmware. Although we attempt to manage this risk by introducing firmware updates in stages, so that the success of deployment can be assessed on a small number of in-vehicle devices before the deployment risk is expanded to a larger customer base, there can be no assurance that we will be successful in detecting firmware operation and integration problems or otherwise in managing our exposure to remediation expense related to the deployment of firmware updates.
Our “over-the-air” transmission of firmware updates could permit a third party to disable our customers’ in-vehicle devices or introduce malware into our customers’ in-vehicle devices, which could expose us to widespread loss of service and customer claims.
“Over-the-air” transmission of our firmware updates may provide the opportunity for a third party, who has deep inside knowledge of our systems, to modify or disable our customers’ in-vehicle systems or introduce malware into our customers’ in-vehicle systems. No such incidents have occurred to date, but there can be no assurance that they will not occur in the future. Damage to our customers’ in-vehicle devices as a result of such incidents could only be remedied through direct servicing of their installed in-vehicle devices by trained personnel, which would impose a very significant cost on us, particularly if the incidents are widespread. Moreover, such incidents could expose us to widespread loss of service and claims by our customers under various theories of liability, the outcome of which would be uncertain. Third-party interference with our over-the-air transmission of firmware, or with our customers’ in-vehicle devices during such process, could materially and adversely affect our business, financial condition and results of operations.
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
In addition, we store data, host our solutions and serve all of our customers from our servers, which are located at third-party data center facilities in Algiers in Algeria, Sydney in Australia, Muscat in Oman, Dublin in Ireland, Dubai in the United Arab Emirates (“UAE”) and Virginia in the United States. While we control and have access to the servers and some of the physical components that are located in these external data centers, we do not control the operation of these facilities or certain equipment. Problems faced by our third-party data center locations, with the telecommunications network providers with whom they or we contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Third-party operators of our data centers could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our secure third-party data center operators or any of the service providers with whom they or we contract may have negative effects on our business, the nature and extent of which are difficult to predict.
In addition to data hosted at third-party data centers, we have transitioned the vast majority of our data to cloud-based service platforms such as Amazon Web Services (“AWS”). The use of such service presents similar risks to the use of a conventional third-party hosted environment, although at a level that is viewed internally as considerably lower. The use of cloud-based servicing may however present additional complexity which may be more easily managed using physical data centers, for example the jurisdiction of data and applicability of various laws and regulations denoting the transfer of data between jurisdictions is more complex in a cloud-based environment.
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
In South Africa we are reliant on Eskom (the South African Power Utility), which has had challenges in meeting the country’s power demand, resulting in load shedding, load reduction and intermittent power outages. Although it has not resulted in our business operations being impacted directly, not having power at some of our contracted Cellular Network Service Provider signal towers may impact our ability to locate and track vehicles in that area.
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
In addition, we incorporate some open-source software into our platform. The terms of many open-source licenses to which we are subject have not been interpreted by U.S. courts or courts of other jurisdictions, and there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our solutions, to re-develop our solutions, to discontinue sales of our solutions, or to release our proprietary software source code under the terms of an open-source license, any of which could adversely affect our business.
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
Risks Related to South Africa
Fluctuations in the value of the South African Rand have had, and will continue to have, a significant impact on our reported revenue and results of operations, which may make it difficult to evaluate our business performance between reporting periods and may also adversely affect the price of our ADSs.
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
The majority of our revenue are derived from currencies other than the U.S. Dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. Dollar, will negatively impact our revenue and income as reported in U.S. Dollars. The depreciation of the South African Rand may also negatively impact the prices at which our ADR’s trade.
Due to the significant fluctuation in the value of the South African Rand and its impact on our results, you may find it difficult to compare our results of operations between financial reporting periods. This difficulty may have a negative impact on the price of our ADSs and/or increase their volatility. During fiscal year 2023, the South African Rand devalued by 14.3% against the U.S. Dollar (South African Rand/U.S. Dollar exchange rate averaged R16.99 and fluctuated between a high of R18.72 and a low of R14.44). This compared to an average exchange rate of R14.86 during fiscal year 2022 (which fluctuated between a high of R16.30 and a low of R13.43). The South African Rand exchange rate is affected by various international and South African political factors, global commodity prices, inflation rates, interest rates and slow economic growth. The economy is also negatively impacted by South Africa’s continuing energy shortage.
As stated above we operate internationally and are exposed to foreign exchange risk arising from various currency exposures, primarily with respect to the South African Rand, the Euro, the Australian Dollar, Brazilian Real and the British Pound. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. Fluctuation in currency exchange rates impacts our operating results. We have implemented a foreign currency hedging policy to reduce our net exposure, on certain recognized assets and liabilities, to fluctuations in foreign currencies. Our policy is primarily based on economic hedging principles of managing certain of our on-balance-sheet risk, as opposed to using derivative financial instruments. We do not attempt to hedge currency translation risk. Our future attempts to hedge against foreign currency risk could be unsuccessful and expose us to losses.

If we do not achieve applicable black economic empowerment objectives in our South African businesses, we risk not being able to renew certain of our existing contracts which service South African government and quasi-governmental customers, as well as not being awarded future corporate and governmental contracts, each of which would result in the loss of revenue.
The South African government established a legislative framework for the promotion of B-BBEE. Achievement of B-BBEE objectives is measured by a scorecard which establishes a weighting for the various components of B-BBEE which relates to:
•Ownership - measuring the share of Black ownership and corresponding rights in the business, including voting rights among others.
•Management Control - reflecting the percentage of Black people in managerial positions ranging from junior management upwards.
•Skills Development - measuring the amount of money that was spent on the training and development of Black people including amongst others short courses, bursaries and learnerships.
•Enterprise and Supplier Development (including Preferential Procurement) - with enterprise development measuring contributions to, and the development of small Black-owned businesses with the objective of enabling them to supply goods and services to the company in the future; with supplier development measuring contributions to, and the development of Black-owned suppliers to help grow their businesses; and with preferential procurement measuring the extent to which goods and services are procured from suppliers that are empowered and have a good B-BBEE rating; and
•Socio-Economic Development - assessing the initiatives that the company supports often to the benefit of groups of individuals and communities with the objective of promoting income-generating activities and sustainable access to the economy for these beneficiaries.
The B-BBEE Codes have a continuous review process and updates. Various amendments and clarifications with more onerous compliance requirements have been made over the years.
It is important for us to make a meaningful contribution to the country, and we view the applicable B-BBEE objectives as an opportunity for us to ensure a brighter future for all, moreover in the context of the National Development Plan 2030. In addition, B-BBEE objectives are pursued, by and large, by requiring parties who contract with corporate, governmental and State-Owned Enterprises in South Africa to achieve B-BBEE compliance through satisfaction of the applicable scorecard. Parties improve their B-BBEE contributor level when contracting with businesses that have earned good B-BBEE contributor levels in relation to their scorecards.
MiX Telematics Enterprise SA Proprietary Limited engages with government and state-owned enterprises in tendering for business and is therefore required to maintain at least a certain B-BBEE contributor level to continue to provide the service. Currently some material end-customers requires MiX Telematics Enterprise SA Proprietary Limited to maintain at least a B-BBEE contributor between level 1 and 2 as measured under the new B-BBEE Codes. The value of these contracts represented 3.3% of our total revenue for fiscal year 2023. MiX Telematics Enterprise SA Proprietary Limited has attained the agreed compliance targets in fiscal year 2023.
The Employment Equity Act promotes equality in the workplace, and ensures that employees are treated fairly and have equal opportunities within the workplace. In April 2023, the Amendment Bill was assented. The main objectives of the Amendment Bill are to enable the Employment and Labour Minister to impose sector-specific EE targets and compliance criteria to issue EE Compliance Certificates in terms of Section 53 of the Employment Equity Act. This has bestowed the government with the right to set specific equity targets by sector and region. Companies that are wanting to do business with the government will be required to submit a certificate from the Department confirming that they are in compliance with the Employment Equity Act and its objectives. This means that MiX Telematics will not set its own EE targets but targets will be imposed.
Failing to achieve applicable B-BBEE and EE objectives could jeopardize our ability to maintain existing business or to secure future business from corporate, governmental or state-owned enterprises that could materially and adversely affect our business, financial condition and results of operations.

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
The South African Reserve Bank (“SARB”) estimated and expects gross domestic product (“GDP”) to grow by 0.2% in 2023. The same report indicated that GDP is expected to grow by 1% in 2024 and 1.1% in 2025. The International Monetary Fund, in April 2023, projected that the South African economy is expected to grow by 0.1% in 2023.
Current economic projections remain uncertain as a result of no material easing of difficult global economic conditions. This can be attributed to Russia’s ongoing war in the Ukraine and the impact of that on European markets, financial conditions in the US, weak economic growth in developing countries, a surge in global inflation mainly as a result of global supply chain constraints, global politics, sanctions and impact thereof on global trade. Furthermore, the South African economy is also impacted by the high unemployment rate. In the first quarter of 2023, the official unemployment rate was 32.9%, with unemployment as per the expanded definition reported as 42.4%.
The South African economy has in the past and may in the future continue to be characterized by rates of inflation and interest rates that are substantially higher than those prevailing in the United States and other developed economies. The SARB set the inflation target range as between 3% and 6%. SARB reported inflation in April 2023 remained elevated at 7.1% and is forecast to average 6.0% this year.
Economic conditions in South Africa may be further impacted by the South African credit ratings from the three major credit rating agencies. All three major rating agencies kept the South African credit ratings on Non-Investment Grade Speculative, however all three rating agencies have changed the outlook from negative to stable.
•Standard & Poor’s maintained South Africa’s long term foreign-currency credit rating to BB-, three notches below investment grade, kept the country’s local currency debt rating at BB, and maintained the outlook as positive on March 8, 2023;
•Fitch affirmed the rating on sub-investment grade BB- and maintained the outlook as stable on November 25, 2022; and
•Moody’s maintained its sub-investment grade Ba2 rating, with the outlook as stable. This was last updated on April 1, 2022.
Consequently, economic conditions in South Africa could impact our anticipated revenue growth, increase our South African-based costs, decrease our operating margins and adversely affect our ability to obtain cost-effective debt financing in South Africa.
Our business operations may be disrupted as a result of erratic and intermittent electricity supply in South Africa, which could adversely affect our business, results of operations and financial condition.
All businesses in South Africa are reliant on electricity generated and supplied by Eskom (the South African Power Utility). For an extended period, Eskom has been unable to generate and supply electricity to meet the demand of the South African economy and has resulted in erratic and intermittent electricity supply.
Eskom has implemented several short- and long-term mitigation plans to reduce and manage the demand and alleviate the pressure on the electricity grid. Despite their efforts and initiatives, supply continues to be intermittent and unpredictable.
As part of our operation mitigation plans, we have installed and upgraded back diesel generators to operate our control rooms, call centers and core business activities and are exploring further alternative power generation. We do regular maintenance and upgrades on these generators. We are managing and supporting diesel fuel replacement and battery backup through a third party specialist vendor.
Our business may be adversely affected, including our financial position, cash flows and future growth if Eskom is unable to increase their electricity generating capacity through commissioning new electricity-generating power stations.
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
We issue quarterly press releases and other disclosure of our financial results. Our quarterly operating results will fluctuate in the future as a result of a variety of factors, including, but not limited to, impact of adverse global economic conditions on our business and the businesses of our customers, our ability to accurately forecast revenue and appropriately plan our expenses, long sales cycles for our enterprise fleet management solutions, service outages or security breaches and any related occurrences which could impact our reputation as well as fluctuations in currency exchange rates. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our ordinary shares and ADSs could decline substantially.

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
As discussed above and further discussed below, there have been significant fluctuations in the exchange rate between the South African Rand and the U.S. Dollar. Unforeseen events in international markets, fluctuations in interest rates, changes in capital flows, political developments or interest rates may cause further exchange rate instability that could, in turn, depress the value of the South African Rand, thereby decreasing the U.S. Dollar value of our ADSs and any dividends or distributions paid on the ordinary shares underlying the ADSs.
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
We have reported a material weakness in our internal controls over financial reporting in the prior fiscal period. Although we have remediated the material weakness, we cannot assure you that other material weaknesses in financial reporting controls will not occur. An ineffective control environment might impair our ability to produce accurate and timely financial statements, which could adversely affect our operating results, our ability to operate our business and investors’ and customers’ view of us.
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
In 2022, management identified several deficiencies in the design and operating effectiveness of business process level controls in the areas of management review of income tax, consignment stock and capitalization of internally generated software costs at the Company’s Africa segment. These deficiencies, aggregated with other business process level control deficiencies, were assessed and reported as a material weakness. For a discussion of the material weakness and our remediation efforts, see Item 9A, Controls and Procedures, in this Annual report on Form 10-K. The material weakness that was reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, was remediated as of March 31, 2023.
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
At May 26, 2023, our executive officers and directors beneficially owned 13.2% of our ordinary shares, and our current 5% or greater shareholders and entities affiliated with them, beneficially owned 40.6% of our ordinary shares (excluding any ordinary shares beneficially owned by an executive officer or director). This significant concentration of share ownership may adversely affect the trading price for our ordinary shares and ADSs because investors often perceive disadvantages in owning stock in companies with concentrated share ownership. In addition, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Shareholders owning greater than 25% of our outstanding ordinary shares will have the ability to block certain corporate actions, including the issuance of additional equity securities for cash. See “Certain provisions of South African law may limit our ability to issue securities and access the capital markets in the future, which could hinder our ability to raise capital in the future.” Consequently, this concentration of ownership may have the effect of exacerbating the delays and limitations on capital market transactions and could materially and adversely affect our business, results of operations and financial condition.

Certain provisions of South African law may limit our ability to issue securities and access the capital markets in the future, which could hinder our ability to raise capital in the future.
The authority of our Board of Directors to issue additional securities is limited by the JSE Listings Requirements and certain provisions of the Companies Act and our Memorandum of Incorporation, and as a result we may be unable to access the capital markets on a timely basis when it is opportune to do so. Under the JSE Listings Requirements, the issuance of equity securities, or securities convertible into equity securities, for cash by our Board of Directors requires shareholder approval, either by means of a specific authority for a specific transaction or by way of a general authority, for a limited time period. If a general authority is not in place, we may experience extended delays and uncertainty in seeking shareholder approval for financing transactions and as a result we may be unable to execute financing transactions with available investors, on advantageous terms or at all. Moreover, while a general authority could allow our Board of Directors to issue for cash additional ordinary shares representing up to 30% of the ordinary shares outstanding at the time of the general authorization, as a practical matter, shareholders in the South African market are often reluctant to grant general authorities up to the 30% threshold. The Company has previously sought a general authority to issue equity securities, or securities convertible into equity securities, for cash, limited to 5% of the ordinary shares outstanding at the time the general authorization is sought. A general authorization would not permit our Board of Directors to issue ordinary shares for cash with a greater than 10% discount to the 30-day volume-weighted average price, as of the issuance date, which, if we were to experience significant financial difficulties in the future, could prevent us from obtaining funds when needed. Shareholders owning greater than 25% of our outstanding ordinary shares have the ability to block an issuance of ordinary shares for cash. The Company has sought a further limited authority approving the placement of the authorized but unissued shares of the Company under the control of directors who may issue such shares in their discretion. This authority, if approved by a majority of shareholders, is only valid until the Company’s next annual general meeting or until renewed; is in line with the Memorandum of Incorporation and provides limited flexibility to execute financing transactions or any approval of a general authorization to our Board of Directors. While we will be able to issue non-convertible debt securities without shareholder approval, we will not be able to grant any voting rights to debt holders, which would be likely to increase the cost of any such debt issuance to the Company.
The relative volatility and illiquidity of the South African securities markets may substantially limit your ability to sell the ordinary shares underlying our ADSs at the price and time you desire.
Our ordinary shares are listed for trading on the JSE. Investing in securities that trade in emerging markets, such as South Africa, often involves greater risk than investing in the securities of issuers in the United States, and such investments are generally considered to be more speculative in nature. The South African securities market is substantially smaller, less liquid, more concentrated and can be more volatile than major securities markets in the United States. There is also significantly greater concentration in the South African securities markets than in major securities markets in the United States. On April 28, 2023, the JSE total market capitalization amounted to R22,398.15 billion ($1,220.7 billion) and this market capitalization was represented by 349 companies. Accordingly, although you are entitled to withdraw the ordinary shares underlying our ADSs from the depositary at any time, your ability to sell such shares at a price and time you desire may be substantially limited. The Bank of New York Mellon (“BNYM”) serves as the depositary (the “depositary”) with respect to the ADSs.
Holders of our ADSs in the United States may have difficulty bringing actions and enforcing judgements, against us, our directors and our executive officers based on the civil liabilities provisions of the federal securities laws or other laws of the United States or any state thereof.
We are incorporated in South Africa; however, half of our directors and the majority of our senior management reside in the United States. The rest of the directors, senior management and certain experts names herein, either reside in South Africa or other jurisdictions. A portion of the assets of these persons and substantially all of the Company’s assets are therefore located outside of the United States. As a result, it may not be possible for investors to enforce against these persons or us a judgement obtained in a United States court predicated upon the civil liability provisions of the federal securities or other laws of the United States or any state thereof. South Africa is also not party to any international treaty or convention relating to the enforcement of foreign judgements.
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
Based on the current price of our ADSs and the composition of our income and assets, we do not believe that we are a PFIC for U.S. federal income tax purposes for our current taxable year ended March 31, 2023. However, a separate determination must be made after the close of each taxable year as to whether we are a PFIC. We cannot assure you that we will not be a PFIC for any future taxable year. If we were treated as a PFIC for any taxable year during which a U.S. holder held an equity share or an ADS, certain adverse U.S. federal income tax consequences could apply to the U.S. holder.

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

The Tribunal has set the matter for hearing from June 24 to July 2, 2024. Leading up to that date various intermediary steps such as discovery, filing of witness statements and trial bundle exchanges will take place.

We cannot predict the timing of a resolution or the ultimate outcome of the matter. However, the Company and its external legal advisers continue to believe that we have consistently adhered to all applicable laws and regulations and that the referral from the Commission is without merit. As of March 31, 2023, we have not made any provisions for this matter as an estimate of the possible loss or range of loss could not be made, and we do not believe that an outflow of economic resources is probable.

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

Holders of record
As of May 26, 2023, there were 2,101 holders of record of our ordinary shares.

Dividends policy
Dividend payments are currently considered on a quarter-by-quarter basis.

Securities authorized for issuance under equity compensation plans

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Purchases of equity securities by the issuer and affiliated purchasers
On May 23, 2017, our Board of Directors (the “Board”) approved a share repurchase program of up to R270 million (equivalent of $15.0 million as of March 31, 2023) under which the Company could repurchase its ordinary shares, including ADSs. On December 3, 2021, the Board approved an increase to the share repurchase program under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the program as at December 2, 2021, the Company could repurchase additional shares with a cumulative value of R160 million ($10.0 million). The total value of the whole share repurchase program post the December 3, 2021 increase is R396.5 million ($24.9 million). During fiscal year 2023, shares with a value of R6.6 million (equivalent of $0.4 million as of March 31, 2023) were repurchased under the share repurchase program. Additional shares to the value of R108.7 million (equivalent of $6.0 million as of March 31, 2023) may still be repurchased.

The Company may repurchase its shares from time to time at its discretion through open market transactions and block trades, based on ongoing assessments of the capital needs of the Company, the market price of its securities and general market conditions. This share repurchase program may be discontinued at any time by the Board, and the Company has no obligation to repurchase any amount of its securities under the program. The repurchase program will be funded out of existing cash resources or borrowing facilities.

The following table provides information regarding the share repurchase activity made under the share repurchase program for each of the three months in the quarter ended March 31, 2023:

Period	Total number of shares repurchased	Average price paid per share (1) R	Shares canceled under the share repurchase program	Total value of shares purchased as part of publicly announced program R’000	Maximum value of shares that may yet be purchased under the program R’000
Month
January 2023	—	—	—	—	113,534
February 2023	673,008	5.79	—	3,894	109,640
March 2023	165,423	5.84	838,431	966	108,674
	838,431	5.80	838,431	4,860	108,674
(1) Including transaction costs.

Table below shows the equivalent U.S. Dollar amounts, converted at the average monthly exchange rate for the month of the purchase.

Period	Total number of shares repurchased	Average price paid per share (1) $	Shares canceled under the share repurchase program	Total value of shares purchased as part of publicly announced program $’000	Maximum value of shares that may yet be purchased under the program $’000
Month
January 2023	—	—	—	—	6,803
February 2023	673,008	0.32	—	218	6,131
March 2023	165,423	0.32	838,431	53	5,942
	838,431	0.32	838,431	271	5,942

(1) Including transaction costs.

Shares repurchased during the three months in the quarter ended March 31, 2023 were delisted and form part of the authorized unissued share capital of the Company.

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
Overview
We are a leading global provider of connected fleet and mobile asset solutions delivered using SaaS. Our solutions deliver a measurable return by enabling our customers to manage, optimize and protect their investments in commercial fleets or personal vehicles. We generate actionable insights that enable a wide range of customers, from large enterprise fleets to small fleet operators and consumers, to reduce fuel and other operating costs, improve efficiency, enhance regulatory compliance, enhance driver safety, manage risk and mitigate theft. Our solutions mostly rely on our proprietary, highly scalable technology platforms, which allow us to collect, analyze and deliver information based on data from our customers’ vehicles. Using an intuitive, web-based interface, dashboards or mobile apps, our fleet customers can access large volumes of real-time and historical data, monitor the location and status of their drivers and vehicles and analyze a wide number of key metrics across their fleet operations.
We were founded in 1996 and we have offices in South Africa, the United Kingdom, the United States, Uganda, Brazil, Australia, United Arab Emirates, Mexico and India as well as a network of more than 130 fleet value-added resellers worldwide. MiX Telematics shares are publicly traded on the Johannesburg Stock Exchange (JSE: MIX) and MiX Telematics American Depositary Shares are listed on the New York Stock Exchange (NYSE: MIXT).
We derive the majority of our revenue from subscriptions to our fleet and mobile asset management solutions. Our subscriptions generally include access to our SaaS solutions, connectivity, and in many cases, use of an in-vehicle device. We also generate revenue from the sale of in-vehicle devices, which enable customers to use our subscription-based solutions, installation services of our in-vehicle-devices and driver training for fleet customers. We generate sales through the efforts of our direct sales teams, staffed in our regional sales offices, and through our global network of distributors and dealers. Our direct sales teams focus on marketing our fleet solutions to global and multinational enterprise accounts and to other customer accounts located in regions of the world where we maintain a direct sales presence. Our direct sales teams have industry expertise across multiple industries, including oil and gas, transportation and logistics, government and municipal, bus and coach, rental and leasing, and utilities. In some markets, we rely on a network of distributors and dealers to sell our solutions on our behalf. Our distributors and dealers also install our in-vehicle devices and provide training, technical support and ongoing maintenance for the customers they support.
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
All existing FSM subscription contracts and the related revenue streams were acquired by MiX Telematics North America. Refer to note 3 to the consolidated financial statements for additional information regarding the acquisition.

Inflation Risk
We believe that inflation may have a material effect on our business, financial condition or results of operations in the current fiscal year. Current economic projections remain uncertain as a result of the sudden and sharp surge in global inflation mainly as a result of global supply chain constraints, rising fuel prices, global politics, sanctions and the impact thereof on global trade. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset these higher costs through price increases. Our inability to do so could harm our business, financial condition and results of operations. Refer to Part I Item 1A. “Risk Factors” for further information regarding inflation risk.
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
In fiscal year 2023 subscription revenue has increased as a percentage of total revenue due to a decrease in hardware and other revenue. In fiscal years 2021, 2022 and 2023, subscription revenue represented 89.3%, 86.2% and 87.4% respectively, of our total revenue. In fiscal years 2021, 2022 and 2023, our top 10 customers represented 21.8%, 16.6% and 16.7% respectively, of our subscription revenue.
Subscribers
Subscribers represent the total number of discrete services we provide to customers at the end of the period.

	Fiscal Year Ended March 31,
	2021	2022	2023
Subscribers	744,677	815,165	1,001,881
During fiscal year 2023, our subscriber base grew by a net 186,700 subscribers, or 22.9%, compared to the net growth of 70,500 subscribers during fiscal year 2022. The growth was mainly due to the Africa segment, with contributions across all solution categories, and due to net 33,107 subscribers added by MiX Telematics North America, from the acquired FSM business.
Factors Affecting Our Performance
Level of Subscription Revenue and Hardware Revenue
We believe that we are well positioned to grow our base of subscribers, by adding both fully-bundled subscriptions and subscriptions where the hardware has been purchased upfront. We intend to maintain our investment in sales and marketing and continue to attract new subscribers by introducing attractive new features and services.
Additionally, we believe we have the opportunity to expand our fleet management market share among our existing customer base by demonstrating our value proposition, growing with the customer, introducing new and innovative value-added solutions and displacing legacy fleet management solutions. Our solutions are utilizing the latest technology to deliver customer value, including our MiX Vision AI video telematics offering, which uses machine learning and artificial intelligence to protect drivers in real-time from dangerous driving scenarios such as fatigue and distraction.
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
In fiscal year 2023, the South African Rand weakened by 14.3% against the U.S. Dollar and British Pound weakened by 13.7% against the U.S. Dollar, as shown in the table below.

	Average exchange rate for Fiscal Year Ended March 31,
	2021	2022	2023
South African Rand for U.S. Dollars (per $1.00)	16.37	14.86	16.99
% movement	10.8%	(9.2)%	14.3%
British Pound for U.S. Dollars (per $1.00)	0.77	0.73	0.83
% movement	(2.5)%	(5.2)%	13.7%

We expect continued exchange rate volatility in the South African Rand against other major currencies. The South African Rand has been even more volatile due to the uncertain economic conditions in South Africa, the war in Ukraine and sanctions against Russia, international inflation and economic deterioration worldwide. As of June 19, 2023, the South African Rand/U.S. Dollar exchange rate was 18.20, 7.1% higher than the average exchange rate for fiscal year 2023.
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
Changing Customer Needs and Ongoing Investment in Technology
We continuously analyze market trends and opportunities in the various geographies in which we operate and have identified an opportunity to increase subscription revenue growth by the addition of new products and services in certain of the regions in which we operate. Our investment in software development is core to our business strategy. Our software teams employ an agile software development methodology. We have made a significant investment in product development, and we have routinely been among the first to market with innovative solutions and features that cater to the needs of our customers. For example, major updates to the MiX Vision solution were made in fiscal year 2021 and MiX Vision AI was launched in fiscal year 2022. In fiscal year 2023, we expanded our MiX Vision AI portfolio, adding support for additional cameras and enhanced software features. We also certified and released our Canadian ELD solution, extended our embedded dashboard offering and integrated with more original equipment manufacturers (OEMs) telematics data services.

Long Sales Cycle for Our Enterprise Fleet Management Solutions
From period to period, our revenue may fluctuate depending upon the customer contracts we have secured. The typical sales cycle for large enterprise fleet management solutions contracts may be long, especially in comparison to the sales cycle for our consumer solutions. It may also be difficult for us to predict the timing of when we will enter into enterprise fleet management contracts.
Longer sales cycles for large contracts, for both customers who purchase in-vehicle devices and those who opt for the fully bundled option, may affect the comparability of financial results in certain segments. Our revenue may fluctuate from period to period depending on the level and timing of hardware sales, while subscription revenue growth is also impacted by the timing of the rollout of large enterprise fleets. We are focussed on mitigating these long sales cycles and the associated volatility by enhancing our sales pipeline management process, by increasing our sales and marketing investment levels across all geographical segments and by diversifying our customer segment focus.
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
Basis of Presentation and Key Components of Our Results of Operations
In fiscal year 2023, we managed our business in six segments which include Africa, Americas, Brazil, Europe and the Middle East and Australasia (our regional sales offices (“RSOs”)), and our central services organization (“CSO”). CSO is the central services organization that wholesales products and services to RSOs which, in turn, interface with our end-customers, distributors and dealers. CSO is also responsible for the development of hardware and software platforms and provides common marketing, product management, technical and distribution support to each of the other reportable segments. CSO is a reportable segment because it produces discrete financial information which is reviewed by the chief operating decision maker (“CODM”) and has the ability to generate external revenue.
The CODM has been identified as the Chief Executive Officer who makes strategic decisions. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses income before income tax expense excluding the contingent consideration remeasurement, acquisition-related costs, non-recurring legal costs, net interest expense, net foreign exchange losses/gains, net loss/profit on sale of property, plant and equipment, restructuring costs, stock-based compensation costs, impairment of long-lived assets, depreciation, amortization, operating lease costs and corporate and consolidation entries. Product development costs are capitalized and amortized and this amortization is excluded from Segment Adjusted EBITDA.
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

Our customer contracts typically have a three to five-year initial term. Following the initial term, most fleet customers elect to renew for fixed terms ranging from one to five years. Our third-party dealers are typically billed monthly based on active connections. Some of our customer agreements, including our consumer subscriptions, provide for automatic monthly or yearly renewals unless the customer elects not to renew its subscription. Our consumer customer contracts in South Africa are governed by the Consumer Protection Act, which allows customers to cancel without paying the full balance of the contract amount. Our fleet contracts and our customer contracts outside of South Africa are generally non-cancellable.
Cost of Revenue and Gross Margin
Cost of revenue associated with our subscription revenue consists primarily of costs related to cellular communications, infrastructure hosting, third-party data providers, service contract maintenance costs, commission expense related to third-party dealers or distributors (commission is capitalized and amortized, on a straight-line basis, unless the amortization period is 12 months or less) and depreciation of our capitalized installed in-vehicle devices. Cost of sales associated with our hardware revenue includes the cost of the in-vehicle devices, cost of hardware warranty, shipping costs, custom duties, and commission expense related to third-party dealers or distributors. We capitalize the cost of in-vehicle devices utilized to service customers, for customers selecting our bundled option, and we depreciate these costs from the date of installation over their expected useful lives.
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
Taxes
In fiscal years 2021, 2022 and 2023 our effective tax rates were 15.3%, 33.1% and 65.1% respectively, compared to a South African statutory rate of 28% for fiscal years 2021 and 2022 and 27% for fiscal year 2023. Taxation mainly consists of normal statutory income tax paid or payable and deferred tax on any temporary differences.
Our effective tax rate may vary primarily according to the mix of profits made in various jurisdictions and the impact of certain non-deductible/non-taxable foreign exchange movements, net of tax. As a result, significant variances in future periods may occur. A reconciliation of the actual tax rate to the South African tax rate of 27% is disclosed in note 13 to the consolidated financial statements.

Results of operations
The following table sets forth certain consolidated statements of income data:

	For the year ended March 31,
	2021	2022	2023
	(In thousands)
Total revenue	$126,894	$143,294	$144,993
Total cost of revenue	43,865	51,859	54,127
Gross profit	83,029	91,435	90,866
Sales and marketing	11,344	15,436	17,194
Administration and other	53,487	61,550	62,107
Income from operations	18,198	14,449	11,565
Other (expense)/income	(897)	(574)	1,689
Net interest expense	72	510	287
Income tax expense	2,634	4,418	8,445
Net income	14,595	8,947	4,522
Less: Net income attributable to non-controlling interest	—	—	—
Net income attributable to MiX Telematics Limited	$14,595	$8,947	$4,522

The following table sets forth, as a percentage of revenue, consolidated statements of income data:

	For the year ended March 31,
	2021	2022	2023
	(Percentage)
Total revenue	100.0%	100.0%	100.0%
Total cost of revenue	34.6	36.2	37.3
Gross profit	65.4	63.8	62.7
Sales and marketing	8.9	10.8	11.9
Administration and other	42.2	43.0	42.8
Income from operations	14.3	10.1	8.0
Other (expense)/income	(0.7)	(0.4)	1.2
Net interest expense	0.1	0.4	0.2
Income tax expense	2.0	3.1	5.9
Net income	11.5	6.2	3.1
Less: Net income attributable to non-controlling interest	—	—	—
Net income attributable to MiX Telematics Limited	11.5	6.2	3.1

Results of Operations for Fiscal Year 2022 Compared to Fiscal Year 2023
Revenue

	For the year ended March 31,
	2022	2023	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$123,573	$126,656	2.5%	11.9%
Hardware and other revenue	19,721	18,337	(7.0)%	0.3%
	$143,294	$144,993	1.2%	10.3%

Our total revenue increased by $1.7 million or 1.2%, from fiscal year 2022 to fiscal year 2023. The principal factors affecting our revenue growth included:
•Subscription revenue increased by 2.5% to $126.7 million, compared to $123.6 million for fiscal year 2022. The FSM business acquired on September 2, 2022 contributed $5.6 million to the subscription revenue for fiscal year 2023. Subscription revenue increased by 11.9% on a constant currency basis, year over year, of which 4.5% is attributable to the FSM business acquisition. Subscription revenue represented 87.4% of our total revenue for fiscal year 2023 compared to 86.2% for the prior year. During fiscal year 2023, our subscriber base grew by a net 186,700 subscribers, or 22.9%, to over 1,001,000 subscribers at March 31, 2023, compared to the net growth of 70,500 subscribers during fiscal year 2022. The growth was mainly due to the Africa segment, with contributions across all solution categories, and due to net 33,107 subscribers added by MiX Telematics North America, from the acquired FSM business.
The majority of our total revenue and subscription revenue are derived from currencies other than the U.S. Dollar. Accordingly, the strengthening of the U.S. Dollar against these currencies (in particular against the South African Rand) following currency volatility, has negatively impacted our revenue and subscription revenue reported in U.S. Dollars. Compared to fiscal year 2022, the South African Rand weakened by 14% against the U.S. Dollar. The South African Rand/U.S. Dollar exchange rate averaged R16.99 in fiscal year 2023 compared to an average of R14.86 during fiscal year 2022. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during fiscal year 2023 led to a 9.4% decrease in reported U.S. Dollar subscription revenue.
•Hardware and other revenue decreased by $1.4 million, or 7.0%, from fiscal year 2022 to fiscal year 2023. The decrease was mainly related to foreign exchange movements, as hardware and other revenue increased by 0.3% on a constant currency basis, year over year.
The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during fiscal year 2023 led to a 9.1% decrease in reported U.S. Dollar revenue.

A breakdown of third-party revenue by segment is shown in the table below:

	For the Year Ended March 31,
	2022	2023	2022	2023	2022	2023
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and other revenue
Africa	$83,176	$79,454	$74,778	$73,924	$8,398	$5,530
Americas	15,574	20,230	14,036	18,557	1,538	1,673
Middle East and Australasia	22,554	23,938	16,950	16,313	5,604	7,625
Europe	17,254	14,483	13,509	12,155	3,745	2,328
Brazil	4,654	6,812	4,253	5,637	401	1,175
CSO	82	76	47	70	35	6
Total	$143,294	$144,993	$123,573	$126,656	$19,721	$18,337
In the Africa segment, subscription revenue decreased by $0.9 million or 1.1%. On a constant currency basis, the increase in subscription revenue was 12.2%, as a result of a 24.6% increase in subscribers since April 1, 2022. Hardware and other revenue decreased by $2.9 million or 34.2%. Total revenue decreased by $3.7 million or 4.5%. Total revenue increased by 8.4% on a constant currency basis.
In the Americas segment, subscription revenue increased by $4.5 million or 32.2%. The FSM business acquired on September 2, 2022 reported subscription revenue of $5.6 million during fiscal year 2023 which contributed to the subscription revenue increase, and increased the segment’s subscriber base by 88%. Hardware and other revenue increased by $0.1 million or 8.8%. Total revenue increased by $4.7 million or 29.9%.
In the Middle East and Australasia segment, subscription revenue decreased by $0.6 million or 3.8%. On a constant currency basis, the increase in subscription revenue was 0.9% as a result of a 5.1% increase in subscribers since April 1, 2022. Hardware and other revenue increased by $2.0 million or 36.1%. Total revenue increased by $1.4 million or 6.1%. Total revenue in constant currency increased by 11.5%.
In the Europe segment, subscription revenue decreased by $1.4 million or 10.0%. On a constant currency basis, subscription revenue decreased by 1.8%, as a result of a 2.1% decrease in subscribers since April 1, 2022. Hardware and other revenue decreased by $1.4 million or 37.8%. Total revenue decreased by $2.8 million or 16.1%. Total revenue decreased by 8.2% on a constant currency basis.
In the Brazil segment, subscription revenue increased by $1.4 million or 32.5%. On a constant currency basis, subscription revenue increased by 28.0%, as a result of a 20.5% increase in subscribers since April 1, 2022. Hardware and other revenue increased by $0.8 million or 193.0%. Total revenue increased by $2.2 million or 46.4%. On a constant currency basis, total revenue increased by 41.4%.

Cost of Revenue and Gross Margin

	For the year ended March 31,
	2022	2023
	(In thousands, except for percentages)
Cost of revenue - subscription	$36,683	$40,073
Cost of revenue - hardware and other	15,176	14,054

Gross profit	$91,435	$90,866
Gross profit margin	63.8%	62.7%
Gross profit margin - subscription	70.3%	68.4%
Gross profit margin - hardware and other	23.0%	23.4%
Compared to an increase in total revenue of $1.7 million or 1.2%, cost of revenue increased by $2.3 million or 4.4%, from fiscal year 2022 to fiscal year 2023. This resulted in a lower gross profit margin of 62.7% in fiscal year 2023 compared to 63.8% in fiscal year 2022.
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 87.4% of total revenue in fiscal year 2023 compared to 86.2% in fiscal year 2022. The subscription revenue margin during fiscal year 2023 was 68.4% compared to 70.3% for fiscal year 2022. The decrease in the subscription revenue margin was mainly due to increased platform costs and an increase in amortized development costs.
During fiscal year 2023, hardware and other margins were 23.4% compared to 23.0% in fiscal year 2022.
Sales and Marketing

	For the year ended March 31,
	2022	2023
	(In thousands, except for percentages)
Sales and marketing	$15,436	$17,194
As a percentage of revenue	10.8%	11.9%
Sales and marketing costs increased by $1.8 million, or 11.4%, from fiscal year 2022 to fiscal year 2023 against a 1.2% increase in total revenue. The increase in fiscal year 2023 was primarily as a result of increases of $1.2 million in employee costs and $0.6 million in travel costs. It should be noted that the FSM business contributed $0.3 million of the total sales and marketing costs for fiscal year 2023.
In fiscal year 2023, sales and marketing costs represented 11.9% of revenue compared to 10.8% of revenue in fiscal year 2022.
Administration and Other Expenses

	For the year ended March 31,
	2022	2023
	(In thousands, except for percentages)
Administration and other	$61,550	$62,107
As a percentage of revenue	43.0%	42.8%
Administration and other expenses increased by $0.6 million, or 0.9%, from fiscal year 2022 to fiscal year 2023.

The increase mainly relates to increases of $1.0 million in restructuring costs, $0.8 million in acquisition related costs, and $1.2 million contributed by the FSM business (mainly employee costs), partially offset by a decrease of $0.9 million in other employee costs, $0.9 million in bonuses and $0.6 million saving in professional fees due to non-recurring legal related costs incurred during fiscal year 2022.
Taxation

	For the year ended March 31,
	2022	2023
	(In thousands, except for percentages)
Income tax expense	$4,418	$8,445
Effective tax rate	33.1%	65.1%
Income tax expense increased by $4.0 million, or 91.1%. Our effective tax rate increased by 32.0% to 65.1% in fiscal year 2023. A reconciliation of our effective tax rate to the South African corporate tax rate of 27% for both fiscal years 2023 and 2022, is presented in note 13 to the consolidated financial statements. In fiscal year 2023, the effective tax rate increased by 26.3% as a result of certain non-taxable foreign exchange movements on intercompany loans which have led to deferred tax charges being recognized in the Consolidated Statements of Income. In fiscal year 2022 non-taxable foreign exchange differences decreased the tax rate by 3.1%.
Adjusted effective tax rate, a non-GAAP measure which excludes the impact of net foreign exchange losses and gains, restructuring costs, acquisition-related costs and contingent consideration remeasurement, net of tax, is the tax rate used in determining adjusted net income. Adjusted effective tax rate was 39.4% in fiscal year 2023 as compared to 35.3% in fiscal year 2022. Refer to the non-GAAP section for the reconciliation of adjusted effective tax rate.
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
Our total revenue increased by $16.4 million or 12.9%, from fiscal year 2021 to fiscal year 2022. The principal factors affecting our revenue growth included:
•Subscription revenue increased by 9.0% to $123.6 million, compared to $113.4 million for fiscal year 2021. Subscription revenue represented 86.2% of our total revenue for fiscal year 2022 compared to 89.3% for the prior year. Subscription revenue increased by 2.8% on a constant currency basis, year over year. During fiscal year 2022, our subscriber base grew by a net 70,500 subscribers to 815,200 subscribers at March 31, 2022.
The majority of our revenue and subscription revenue are derived from currencies other than the U.S. Dollar. Accordingly, the weakening of the U.S. Dollar against these currencies (in particular against the South African Rand) following currency volatility, has positively impacted our revenue and subscription revenue reported in U.S. Dollars. Compared to fiscal year 2021, the South African Rand strengthened by 9% against the U.S. Dollar. The South African Rand/U.S. Dollar exchange rate averaged R14.86 in fiscal year 2022 compared to an average of R16.37 during fiscal year 2021. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during fiscal year 2022 led to a 6.2% increase in reported U.S. Dollar subscription revenue.

•Hardware and other revenue increased by $6.2 million, or 45.6%, from fiscal year 2021 to fiscal year 2022. Our fiscal year 2022 hardware revenue strength has been due to the new MiX Vision AI solution, which is seeing strong adoption, as well as the improvement in trading conditions in line with economic recovery from the pandemic.
The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during fiscal year 2022 led to a 6.0% increase in reported U.S. Dollar revenue.
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
In the Americas segment, subscription revenue declined by $4.2 million or 22.9% despite an 8.1% increase in subscribers since April 1, 2021. Included in fiscal year 2021 subscription revenue reported was a once off contract modification fee of $1.1 million, pertaining to the reduction of existing subscriber contracts of a major energy sector customer following a reduction of their fleet due to prevailing economic conditions. Hardware and other revenue increased by $0.8 million or 99.7%. Total revenue declined by $3.4 million or 18.0%.
Subscription revenue in the Middle East and Australasia segment increased by $0.4 million or 2.4%. On a constant currency basis, the increase in subscription revenue was 0.5%. Subscribers increased by 3.5% since April 1, 2021. Hardware and other revenue increased by $0.9 million or 19.8%. Total revenue increased by $1.3 million or 6.2%. Total revenue in constant currency increased by 4.1%.
In the Europe segment, subscription revenue increased by $1.4 million or 11.3%. On a constant currency basis, the growth in subscription revenue was 9.9%. Subscribers increased by 10.0% since April 1, 2021. Hardware and other revenue increased by $1.3 million or 53.4%. Total revenue increased by $2.7 million or 18.4%. On a constant currency basis total revenue growth was 16.9%.
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
Compared to an increase in total revenue of $16.4 million or 12.9%, cost of revenue increased by $8.0 million or 18.2%, from fiscal year 2021 to fiscal year 2022. This, together with the higher levels of hardware and other revenue, resulted in a lower gross profit margin of 63.8% in fiscal year 2022 compared to 65.4% in fiscal year 2021.
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
Income tax expense increased by 67.7%. Our effective tax rate increased by 17.8% to 33.1% in fiscal year 2022. A reconciliation of our effective tax rate to the South African corporate tax rate of 28% for both fiscal years 2022 and 2021, is presented in note 13 to the consolidated financial statements. In fiscal year 2022 the effective tax rate decreased by 3.1% as a result of certain non-taxable foreign exchange movements on intercompany loans which have led to deferred tax charges being recognized in the Consolidated Statements of Income. In fiscal year 2021 non-taxable foreign exchange differences decreased the tax rate by 19.7%.
Adjusted effective tax rate, a non-GAAP measure which excludes the impact of net foreign exchange losses and gains, restructuring costs, acquisition-related costs and contingent consideration remeasurement, net of tax, is the tax rate used in determining adjusted net income. Adjusted effective tax rate was 35.3% in fiscal year 2022 as compared to 34.1% in fiscal year 2021. Refer to the non-GAAP section for the reconciliation of adjusted effective tax rate.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and adjusted EBITDA margin are two of the profit measures reviewed by the CODM. We define adjusted EBITDA as net income before income taxes, net interest expense, net foreign exchange losses/gains, depreciation of property, plant and equipment including capitalized customer in-vehicle devices, amortization of intangible assets including capitalized internal-use software development costs and intangible assets identified as part of a business combination, impairment of long-lived assets, stock-based compensation costs, net loss/profit on sale of property, plant and equipment, restructuring costs, non-recurring legal costs, acquisition-related costs and the contingent consideration remeasurement. The adjusted EBITDA definition has been updated also to exclude acquisition-related costs and the contingent consideration remeasurement that arose during fiscal year 2023. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue.
We have included adjusted EBITDA and adjusted EBITDA margin in this Annual Report on Form 10-K because they are key measures that our management and Board use to understand and evaluate our core operating performance and trends; to prepare and approve its annual budget; and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA and adjusted EBITDA margin can provide a useful measure for period-to-period comparisons of the Company’s core business. Accordingly, we believe that adjusted EBITDA and adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results.
A reconciliation of net income (the most directly comparable financial measure presented in accordance with GAAP) to adjusted EBITDA for the periods shown is presented below.

Reconciliation of net income to adjusted EBITDA for the year ended March 31,

	2021	2022	2023
	(In thousands)
Net income	$14,595	$8,947	$4,522
Plus: Income tax expense	2,634	4,418	8,445
Plus: Net interest expense	72	510	287
Plus/(less): Foreign exchange losses/(gains)	959	648	(1,110)
Plus: Depreciation (1)	12,878	10,693	9,743
Plus: Amortization (2)	3,681	4,258	5,866
Plus: Impairment of long-lived assets	8	47	104
Plus: Stock-based compensation costs	1,273	1,325	502
Plus/(less): Net loss/(profit) on sale of property, plant and equipment	13	(36)	(25)
Plus: Restructuring costs	1,055	164	1,022
Plus: Non-recurring legal costs (3)	—	591	—
Plus: Acquisition-related costs	—	—	784
Less: Contingent consideration remeasurement	—	—	(504)
Adjusted EBITDA	$37,168	$31,565	$29,636
Adjusted EBITDA margin	29.3%	22.0%	20.4%

1.Includes depreciation of owned assets (including in-vehicle devices).
2.Includes amortization of intangible assets (including capitalized internal-use software development costs and intangible assets identified as part of a business combination).
3.Includes legal related costs for a non-recurring patent infringement matter, that has been resolved.

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

Adjusted Net Income
Adjusted net income is defined as net income excluding net foreign exchange losses/gains, restructuring costs, acquisition-related costs and contingent consideration remeasurement, net of tax. During the current period, the adjusted net income definition has been updated also to exclude restructuring costs, acquisition-related costs and contingent consideration remeasurement. The Company does not believe that such restructuring costs reflect its ongoing, core operations because of its non-periodic nature. Therefore, the adjusted net income definition has been updated in the current period to exclude restructuring costs, thereby allowing investors and others to understand and evaluate the Company’s operating results.
We have included adjusted net income in this Annual Report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange losses/gains, restructuring costs, acquisition-related costs and contingent consideration remeasurement, and associated tax consequences, from earnings. Accordingly, we believe that adjusted net income provides useful information to investors and others in understanding and evaluating our operating results.

Reconciliation of net income to adjusted net income
	For the year ended March 31,
	2021	2022	2023
	(In thousands)
Net income	$14,595	$8,947	$4,522
Net foreign exchange losses/(gains)	959	648	(1,110)
Income tax effect of net foreign exchange (losses)/gains	(3,657)	(563)	3,500
Restructuring costs (1)	1,055	164	1,022
Income tax effect of restructuring costs	(269)	(21)	(168)
Acquisition-related costs	—	—	784
Income tax effect on acquisition-related costs	—	—	(182)
Contingent consideration remeasurement	—	—	(504)
Income tax effect of contingent consideration remeasurement	—	—	116
Adjusted net income	$12,683	$9,175	$7,980

(1) During the fourth quarter of fiscal year 2023, the Company incurred significant restructuring costs due to restructuring plans implemented as part of a cost saving initiative. The comparative periods in the above table have been re-presented to reflect the inclusion of such new adjustments. This resulted in a $0.8 million and a $0.1 million increase in the adjusted net income for fiscal year 2021 and 2022, respectively.

Basic and Diluted Adjusted Net Income per share
Basic and diluted adjusted net income per share is defined as adjusted net income divided by the weighted average number of ordinary shares in issue during the period. During the current period, the adjusted net income definition has been updated also to exclude restructuring costs, acquisition-related costs and contingent consideration remeasurement. The Company does not believe that such restructuring costs reflect its ongoing, core operations because of its non-periodic nature. Therefore, the adjusted net income definition has been updated in the current period to exclude restructuring costs, thereby allowing investors and others to understand and evaluate the Company’s operating results.
We have included basic and diluted adjusted net income per share in this Annual Report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange gains/losses, restructuring costs, acquisition-related costs and contingent consideration remeasurement, and associated tax consequences, from earnings. Accordingly, we believe that basic and diluted adjusted net income per share provides useful information to investors and others in understanding and evaluating our operating results.

Reconciliation of net income to adjusted net income per share
	For the year ended March 31,
	2021	2022	2023
	(In thousands)
Net income	$14,595	$8,947	$4,522
Net foreign exchange losses/(gains)	959	648	(1,110)
Income tax effect of net foreign exchange (losses)/gains	(3,657)	(563)	3,500
Restructuring costs (1)	1,055	164	1,022
Income tax effect of restructuring costs	(269)	(21)	(168)
Acquisition-related costs	—	—	784
Income tax effect on acquisition-related costs	—	—	(182)
Contingent consideration remeasurement	—	—	(504)
Income tax effect of contingent consideration remeasurement	—	—	116
Adjusted net income	$12,683	$9,175	$7,980

Weighted average number of ordinary shares in issue
Basic (’000)	549,415	551,923	552,603
Adjusted for:
- potentially dilutive effect of stock appreciation rights	9,872	10,531	2,496
- potentially dilutive effect of restricted share units	774	1,504	959
- potentially dilutive effect of stock options	562	—	—
Diluted (’000)	560,624	563,958	556,058

Net income per ordinary share – basic	$0.027	$0.016	$0.008
Net foreign exchange losses/(gains)	0.002	0.001	(0.002)
Income tax effect of net foreign exchange (losses)/gains	(0.007)	(0.001)	0.006
Restructuring costs (1)	0.002	#	0.002
Income tax effect of restructuring costs	#	#	#
Acquisition-related costs	—	—	0.001
Income tax effect on acquisition-related costs	—	—	#
Contingent consideration remeasurement	—	—	(0.001)
Income tax effect of contingent consideration remeasurement	—	—	#
Adjusted net income per ordinary share – basic	$0.024	$0.016	$0.014

Net income per ordinary share – diluted	$0.026	$0.016	$0.008
Net foreign exchange losses/(gains)	0.002	0.001	(0.002)
Income tax effect of net foreign exchange (losses)/gains	(0.007)	(0.001)	0.006
Restructuring costs (1)	0.002	#	0.002
Income tax effect of restructuring costs	#	#	#
Acquisition-related costs	—	—	0.001
Income tax effect on acquisition-related costs	—	—	#
Contingent consideration remeasurement	—	—	(0.001)
Income tax effect of contingent consideration remeasurement	—	—	#
Adjusted net income per ordinary share – diluted	$0.023	$0.016	$0.014

# Amount less than $0.001

(1) During the fourth quarter of fiscal year 2023, the Company incurred significant restructuring costs due to restructuring plans implemented as part of a cost saving initiative. The comparative periods in the above table have been re-presented to reflect the inclusion of such new adjustments. The adjusted net income per basic and diluted ordinary share increased by $0.002 cents for the fiscal year 2021 and remained unchanged for the fiscal year 2022.

Adjusted Effective Tax Rate
The adjusted effective tax rate is defined as income tax expense excluding the income tax effect of net foreign exchange losses/gains, restructuring costs, acquisition-related costs and contingent consideration remeasurement divided by income before income tax expense excluding net foreign exchange losses/gains, restructuring costs, acquisition-related costs and contingent consideration remeasurement. During the current period, the adjusted effective tax rate definition has been updated also to exclude restructuring costs, acquisition-related costs and contingent consideration remeasurement. The Company does not believe that such restructuring costs reflect its ongoing, core operations because of its non-periodic nature. Therefore, the adjusted effective tax rate definition has been updated in the current period to exclude restructuring costs, thereby allowing investors and others to understand and evaluate the Company’s operating results.
We have included adjusted effective tax rate in this Annual Report on Form 10-K because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange losses/gains, restructuring costs, acquisition-related costs and contingent consideration remeasurement, and associated tax consequences, from our effective tax rate.

Reconciliation of effective tax rate to adjusted effective tax rate
	For the year ended March 31,
	2021	2022	2023
	(In thousands)
Income before income tax expense	$17,229	$13,365	$12,967
Net foreign exchange losses/(gains)	959	648	(1,110)
Restructuring costs (1)	1,055	164	1,022
Acquisition-related costs	—	—	784
Contingent consideration remeasurement	—	—	(504)
Income before income tax expense excluding net foreign exchange (gains)/losses, acquisition-related costs, restructuring costs and contingent consideration remeasurement	$19,243	$14,177	$13,159

Income tax expense	$(2,634)	$(4,418)	$(8,445)
Income tax effect of net foreign exchange (losses)/gains	(3,657)	(563)	3,500
Income tax effect of restructuring costs	(269)	(21)	(168)
Income tax effect of acquisition-related costs	—	—	(182)
Income tax effect of contingent consideration remeasurement	—	—	116
Income tax expense excluding income tax effect of net foreign exchange gains/(losses), acquisition-related costs, restructuring costs and contingent consideration remeasurement	$(6,560)	$(5,002)	$(5,179)

Effective tax rate	15.3%	33.1%	65.1%

Adjusted effective tax rate	34.1%	35.3%	39.4%

(1) During the fourth quarter of fiscal year 2023, the Company incurred significant restructuring costs due to restructuring plans implemented as part of a cost saving initiative. The comparative periods in the above table have been re-presented to reflect the inclusion of such new adjustments. The adjusted effective tax rate decreased by 0.5% and 0.2% for fiscal year 2021 and 2022 respectively.

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
The following table (in thousands) reconciles Net Cash Provided by Operating Activities to Free Cash Flow for the periods shown:

	For the year ended March 31,
	2021	2022	2023
	(In thousands)
Net cash provided by operating activities	$38,572	$19,402	$21,948
Less: Capital expenditure payments	(8,654)	(26,217)	(25,121)
Free cash flow	$29,918	$(6,815)	$(3,173)

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
Refer to discussion below for the annual constant currency growth. The following tables provide the constant currency reconciliation to the most directly comparable GAAP measure for the fiscal years shown:
Subscription Revenue

	For the year ended March 31,
	2021	2022	% Change	2022	2023	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$113,351	$123,573	9.0%	$123,573	$126,656	2.5%
Conversion impact of U.S. Dollar/other currencies	—	(7,048)	(6.2)%	—	11,622	9.4%
Subscription revenue on a constant currency basis	$113,351	$116,525	2.8%	$123,573	$138,278	11.9%

Hardware and Other Revenue

	For the year ended March 31,
	2021	2022	% Change	2022	2023	% Change
	(In thousands, except for percentages)
Hardware and other revenue as reported	$13,543	$19,721	45.6%	$19,721	$18,337	(7.0)%
Conversion impact of U.S. Dollar/other currencies	—	(596)	(4.4)%	—	1,438	7.3%
Hardware and other revenue on a constant currency basis	$13,543	$19,125	41.2%	$19,721	$19,775	0.3%

Total Revenue

	For the year ended March 31,
	2021	2022	% Change	2022	2023	% Change
	(In thousands, except for percentages)
Total revenue as reported	$126,894	$143,294	12.9%	$143,294	$144,993	1.2%
Conversion impact of U.S. Dollar/other currencies	—	(7,644)	(6.0)%	—	13,060	9.1%
Total revenue on a constant currency basis	$126,894	$135,650	6.9%	$143,294	$158,053	10.3%

Liquidity and Capital Resources
We believe that our cash and borrowings available under our credit facilities will be sufficient to meet our liquidity requirements for the foreseeable future. Liquidity risk is reduced as a result of stable income due to the recurring nature of our income, available cash resources, as well as unutilized facilities which are available.
The following tables provide a summary of our cash flows for each of the three years ended March 31, 2021, 2022 and 2023:

	Fiscal Year Ended March 31,
	2021	2022	2023
	(In thousands)
Net cash generated from operating activities	$38,572	$19,402	$21,948
Net cash used in investing activities	(8,650)	(26,157)	(28,789)
Net cash (used in)/from financing activities	(5,209)	(5,067)	4,958
Net increase/(decrease) in cash and cash equivalents, and restricted cash	24,713	(11,822)	(1,883)
Cash, and cash equivalents and restricted cash at the beginning of the year	18,652	46,343	34,719
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	2,978	198	(2,179)
Cash, and cash equivalents and restricted cash at the end of the year	$46,343	$34,719	$30,657
We fund our operations, capital expenditure and acquisitions through cash generated from operating activities, cash on hand and our undrawn borrowing facilities.
It is currently our policy to pay regular dividends, and we consider such dividend payments on a quarter-by-quarter basis.
As of March 31, 2021, 2022 and 2023, the Company had approved, but not yet contracted, capital commitments for intangible assets of $4.7 million, $5.6 million and $3.9 million respectively.
As of March 31, 2021, 2022 and 2023, the Company had approved, and contracted, capital commitments for property, plant and equipment of $1.2 million, $14.8 million and $2.2 million, respectively; and for intangible assets of $1.3 million, $1.6 million and $1.4 million respectively.
Capital commitments will be funded out of a mixture of working capital and cash and cash equivalents. Capital commitments for intangible assets relate to software and technology and capital commitments for property, plant and equipment mainly relate to in-vehicle devices.
On May 23, 2017, the Board approved a share repurchase program of up to R270 million (equivalent of $15.0 million as of March 31, 2023) under which the Company could repurchase its ordinary shares, including ADSs. On December 3, 2021, the Board approved an increase to the share repurchase program under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the program as at December 2, 2021, the Company could repurchase additional shares with a cumulative value of R160 million ($10.0 million). The total value of the whole share repurchase program post the December 3, 2021 increase is R396.5 million ($24.9 million). During fiscal year 2023, shares with a value of R6.6 million (equivalent of $0.4 million as of March 31, 2023) were repurchased under the share repurchase program. Additional shares to the value of R108.7 million (equivalent of $6.0 million as of March 31, 2023) may still be repurchased.
We expect any repurchases under this share repurchase program to be funded out of existing cash resources or borrowing facilities. During fiscal year 2023, the Company repurchased 1,166,659 ordinary shares on the open market at prevailing market prices for a cumulative consideration of $0.4 million. Refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding our share repurchase program.

Operating Activities
Net cash provided by operating activities during fiscal year 2021 consisted of our net income (after excluding non-cash charges) of $45.6 million, a net reduction in operating assets and liabilities investments of $1.6 million, net interest received of $0.3 million and taxes paid of $5.8 million.
Net cash provided by operating activities decreased from $38.6 million in fiscal year 2021 to $19.4 million in fiscal year 2022. This is primarily attributable to lower cash generated from operations of $17.4 million, lower net interest received of $0.3 million and increased taxation paid of $1.4 million. The lower cash generated from operations is primarily as a result of a decrease in net income of $5.6 million and a deterioration in working capital management of $10.0 million (specifically an increase in accounts receivables of $10.3 million due to slower collection of receivables and higher revenue, an increase in capitalized commissions of $1.1 million due to higher revenue, an increase in inventories of $0.5 million, an increase in prepaid expenses and other current assets of $0.8 million and an adverse change in foreign currency translation adjustments of $2.5 million, partially offset by an increase in accounts payables of $3.8 million and an increase in accrued expenses and other liabilities of $1.4 million).
Net cash provided by operating activities increased from $19.4 million in fiscal year 2022 to $21.9 million in fiscal year 2023. This is primarily attributable to decreased taxation paid of $5.2 million, offset by lower cash generated from operations of $2.5 million and higher net interest paid of $0.2 million. The lower cash generated from operations is primarily as a result of a decrease in net income of $4.4 million and a deterioration in working capital management of $1.6 million (specifically an increase in capitalized commissions of $3.7 million due to higher revenue, an increase in inventories of $1.3 million, a decrease in accounts payables of $1.3 million, a decrease in accrued expenses and other liabilities of $0.7 million, adverse changes in foreign currency translation adjustments of $0.9 million, partially offset by a decrease in accounts receivables of $5.1 million due to improved collection of receivables and a decrease in prepaid expenses and other current assets of $1.1 million).
Net cash provided by operating activities during fiscal year 2023 consisted of our net income (after excluding non-cash charges) of $36.8 million, a net reduction in operating assets and liabilities investments of $12.7 million, net interest paid of $0.2 million and taxes paid of $2.0 million.
Investing Activities
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
Net cash used in investing activities in fiscal year 2023 increased to $28.8 million from $26.2 million in fiscal year 2022. Net cash used in investing activities during fiscal year 2023 primarily consisted of capital expenditures of $25.1 million and $3.7 million paid by MiX Telematics North America for the acquisition of Trimble’s FSM business, compared. Capital expenditures during fiscal year 2023 included purchases of intangible assets of $5.3 million and cash paid to purchase property, plant and equipment of $19.8 million, which included in-vehicle devices of $18.9 million.
Financing Activities
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

In fiscal year 2023, the cash from financing activities of $4.9 million includes $10.5 million from facilities utilized for working capital purposes in the Africa segment, offset by dividends paid of $5.2 million and ordinary shares repurchased of $0.4 million.
Credit Facilities
As of March 31, 2023, our principal sources of liquidity were net cash balances of $14.6 million (consisting of cash and cash equivalents of $29.9 million less short-term debt (bank overdraft) of $15.3 million) and unutilized borrowing capacity of $18.7 million available through our credit facilities. Our principal sources of credit are our facilities with Standard Bank of South Africa Limited (“Standard Bank”), Nedbank Limited and Investec Bank Limited (“Investec”).
Up until November 14, 2022, we had the following facilities under the facility letter with Standard Bank, an overdraft facility of R64.0 million (the equivalent of $3.6 million as of March 31, 2023), a working capital facility of R25.0 million (the equivalent of $1.4 million as of March 31, 2023) and a vehicle and asset finance facility of R8.5 million (the equivalent of $0.5 million as of March 31, 2023) that bore interest at South African Prime less 1.2% except for the working capital facility that bore interest at South African Prime less 0.25%.
On November 15, 2022, the Company concluded a second amendment to the credit agreement with Standard Bank, which entitles the Company to utilize a maximum amount of R70.0 million (the equivalent of $3.9 million as of March 31, 2023), in the form of a customer foreign currency account overdraft facility (the “CFC Overdraft Facility”). All other facilities under the facility letter with Standard Bank were replaced by the CFC Overdraft Facility. The CFC Overdraft Facility has no fixed renewal date and is repayable on demand. The CFC Overdraft Facility bears interest at the South African Prime interest rate less 1.2% per annum.
The Company also terminated the suretyship securing the Customer’s indebtedness (among other parties), to Standard Bank, which was signed by the Company and its subsidiaries: MiX Telematics Africa and MiX Telematics International Proprietary Limited. A new suretyship agreement was entered into providing that the Company and only one subsidiary being Mix Telematics International Proprietary Limited, binds themselves as surety(ies) and co-principal debtor(s) for the payment of all the present and future debts of any kind of the Company and Mix Telematics International Proprietary Limited to Standard Bank. The security release letter also provides that Standard Bank’s claims to any security furnished by the Company and its subsidiaries under the original suretyship agreement would be released upon signature of the new suretyship agreement.
We use this facility as part of our foreign currency hedging strategy. We draw down on this facility in the applicable foreign currency in order to fix the exchange rate on the existing balance sheet foreign currency exposure that we anticipate settling in that foreign currency. As of March 31, 2023, $3.0 million of the facility was utilized.
On June 29, 2022, the Company entered into a new credit facility agreement with Investec for a 364-day renewable committed general credit facility of R350 million ($22 million at a USD/ZAR exchange rate of $1:ZAR 16.1546), (the “Committed Facility”) and an uncommitted general credit facility of $10 million (the “Uncommitted Facility”).
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
The loans under the Committed Facility bear interest at South African prime interest rate less 1.5% per annum and the loans under the Uncommitted Facility bear interest at overnight or daily negotiable rates, in each case which such interest shall accrue on all amounts outstanding under the Committed Facility or the Uncommitted Facility, as the case may be, payable monthly in arrears on the first business day of each month, or as otherwise specified in the Credit Agreement. Investec shall advise the Company of any changes to the applicable interest rate. As of March 31, 2023, $12.2 million of the facility was utilized. We will use this facility for working capital purposes.

Our Investec credit facilities contain certain restrictive clauses, including without limitation, those limiting our and our guarantor subsidiaries’, as applicable, ability to, among other things, incur indebtedness, incur liens, or sell or acquire assets or businesses. These facilities are not subject to any financial covenants such as interest coverage or gearing ratios. Mix Telematics Africa (Pty) Ltd, Mix Telematics International (Pty) Ltd and Mix Telematics Enterprise SA (Pty) Ltd have issued guarantees in favour of Investec in terms of which they guarantee the performance by MiX Telematics Limited of all its obligations to Investec.

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
Allowance for doubtful accounts
The allowance for doubtful accounts on accounts receivables is calculated by considering all relevant information, internal and external, about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions to appropriately reflect the risk of losses over the remaining contractual lives of the assets. Historical loss rates, calculated as actual losses over a period as a percentage of revenue, are adjusted for current conditions and management’s expectations about future economic conditions.
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
No impairments of goodwill existed as of the most recent testing date, March 31, 2023 or the previous testing, March 31, 2022. Given the headroom that exists in the reporting units, we believe that a reasonable change in assumptions would not result in any goodwill impairments. The Europe reporting unit has been assessed to be the most sensitive to changes in assumptions. A simultaneous increase of 2.0% in discount rate and a decrease of 2.0% in terminal growth rate results in an impairment for the Europe reporting unit. For the Europe reporting unit the following should be noted that if the cash flows do not grow more than the historical average an impairment could be noted.
The changes in the carrying value of goodwill during fiscal year 2022 is only attributable to foreign currency translation adjustments, during fiscal year 2023 changes are attributable to foreign currency translation adjustments and the goodwill from the FSM acquisition (refer to note 3 to the consolidated financial statements for additional information regarding the acquisition).
Although there were no impairments of goodwill as of March 31, 2022 and 2023, significant judgement was exercised in determining the fair value of each reporting unit. In particular, to the extent that anticipated new contracts do not materialize and the business strategy does not come to fruition, or key personnel are not retained, the forecasts on which the impairment tests were performed could be negatively impacted.

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
Contingent consideration
Contingent consideration is classified as a liability and is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value that are not measurement period adjustments are recognized in the Consolidated Statements of Income.

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

Based on the evaluation performed, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2023.

The Company’s independent registered public accounting firm, Deloitte & Touche, has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of March 31, 2023, as stated in their audit report that follows below.

Previously Reported Material Weakness in Internal Control Over Financial Reporting
As disclosed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, we identified a material weakness in internal control related to the ineffective design and operation of business process level controls in the areas of management review of income tax, consignment stock and capitalization of internally generated software costs at the Company’s Africa segment.

Upon identification of the material weakness, we developed a remediation plan and implemented control design changes and/or refinements that improved and strengthened the operation of financial statement close controls. In particular, we:

•Appointed personnel and restructured the finance function;
•Redesigned where applicable, management’s review control descriptions to address the design and effectiveness of controls over income tax, consignment stock and the capitalization of software costs;
•Reviewed and implemented process and system functionality and automation enhancements;

•Adopted formal off boarding and onboarding processes for staff in the finance function;
•Trained finance staff in executing finance functional tasks and executing controls;
•Assigned accountability for fulfilling finance tasks, control remediation efforts and the execution of controls; and
•Reviewed the retention and succession policies of key senior resources.

Based on the results of our testing of the procedures and controls, management concluded that as of March 31, 2023, the material weakness reported in fiscal year 2022 has been remediated.

Changes in Internal Control Over Financial Reporting

We have implemented a new ERP system in our Middle East, North America, Europe, Australia and Brazil operations, and plan to roll that out to our South African based operations. Although we do not believe this implementation have resulted in material changes to the control environment, we have implemented some control enhancements such as workflow approval. Except for the changes in connection with the remediation plan and the implementation of the ERP system described above, there have been no other changes in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MiX Telematics Limited

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MiX Telematics Limited and its subsidiaries (the “Company”) as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2023, of the Company and our report dated June 22, 2023, expressed an unqualified opinion on those financial statements.

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
June 22, 2023

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended March 31, 2023.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements
The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in the section, entitled “Consolidated Financial Statements and Supplementary Data”.

Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts - The information concerning Schedule II — Valuation and Qualifying Account required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in the section entitled “Consolidated Financial Statements and Supplementary Data” on page 135 of that section.

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

10.5.2
Second Amendment to the Existing Facility Letter, dated November 15, 2022, between The Standard Bank of South Africa Limited and the Company, filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K, filed on November 21, 2022 (File No. 001-36027), is incorporated herein by reference.

10.5.3
Security Release Letter relating to the Existing Facility Letter, dated November 19, 2022, by and between The Standard Bank of South Africa Limited, the Company, MiX Telematics Africa, and MiX Telematics International, filed as Exhibit 10.2 with the Company’s Current Report on Form 8-K, filed on November 21, 2022 (File No. 001-36027), is incorporated herein by reference.

10.5.4
Suretyship Agreement relating to the Existing Facility Letter, dated November 15, 2022, by and between The Standard Bank of South Africa Limited, the Company, MiX Telematics Africa, and MiX Telematics International, filed as Exhibit 10.3 with the Company’s Current Report on Form 8-K, filed on November 21, 2022 (File No. 001-36027), is incorporated herein by reference.

Exhibit number	Description
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

10.11*
Executive Employment Agreement, dated November 8, 2022, by and between MiX Telematics North America, Inc. and Paul Dell, filed as Exhibit 10.2 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 9, 2022 (File No. 001-36027), is incorporated herein by reference.

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

10.18
Facility Notice, dated June 29, 2022, between the Company and Investec Bank Limited, as lender, filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K, filed on July 6, 2022 (File No. 001-36207), is incorporated herein by reference.

10.19
Standard Terms and Conditions, dated June 29, 2022, between the Company and Investec Bank Limited, as lender, filed as Exhibit 10.2 with the Company’s Current Report on Form 8-K, filed on July 6, 2022 (File No. 001-36207), is incorporated herein by reference.

10.20
Asset Purchase Agreement, dated as of August 24, 2022, by and between MiX Telematics North America, Inc. and Trimble Inc., filed as Exhibit 10.1 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 9, 2022 (File No. 001-36027), is incorporated herein by reference.

21.1	List of subsidiaries of the Company.
23.1	Consent of Deloitte & Touche, Independent Registered Public Accounting Firm.
31.1
Certification of Stefan Joselowitz, Chief Executive Officer of MiX Telematics Limited pursuant to Securities Exchange Act Rules 13a‑14(a) and 15d‑14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit number	Description
31.2
Certification of Paul Dell, Chief Financial Officer of MiX Telematics Limited pursuant to Securities Exchange Act Rules 13a‑14(a) and 15d‑14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Stefan Joselowitz, Chief Executive Officer of MiX Telematics Limited and Paul Dell, Chief Financial Officer of MiX Telematics Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following consolidated financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan.
†	Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Any omitted schedule or similar attachment will be furnished supplementally to the SEC upon request.
§	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. An unredacted copy of the exhibit will be furnished supplementally to the SEC upon request.
#	Certain locations of recovery teams, other operating details relating to the recovery teams and pricing terms contained in the agreement and within Annexure A (Services to be provided by the Contractor), Annexure D (Permitted clients of the Contractor) and Annexure E.1 (Helicopter Services) have been amended since the original execution of this agreement. The amended agreement and annexures do not contain information material to an investment or voting decision and such information is not otherwise disclosed in this exhibit or the Form 10-K. Accordingly, the amended agreement and annexures have been omitted. The Registrant hereby undertakes to furnish supplemental copies of the omitted agreement and annexures to the Securities and Exchange Commission or its staff upon request.
**	The certification attached as Exhibit 32 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused and authorized the undersigned to sign this Annual Report on Form 10-K on its behalf.
MiX Telematics Limited

By: /s/ Stefan Joselowitz
Name: Stefan Joselowitz
Title: President and Chief Executive Officer
(Principal Executive Officer)
Date: June 22, 2023
POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Stefan Joselowitz and Paul Dell, or either of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature Title Date
By: /s/ Stefan Joselowitz President and Chief Executive Officer
(Principal Executive Officer)      June 22, 2023
Stefan Joselowitz

By: /s/ Paul Dell Vice President and Chief Financial Officer
(Principal Financial Officer)         June 22, 2023
Paul Dell
By: /s/ Ian Jacobs Chair of the Board June 22, 2023
Ian Jacobs
By: /s/ Richard Bruyns Director June 22, 2023
Richard Bruyns

By: /s/ Charmel Flemming Director June 22, 2023
Charmel Flemming
By: /s/ Fikile Futwa Director June 22, 2023
Fikile Futwa
By: /s/ Charles Tasker Chief Operating Officer June 22, 2023
Charles Tasker

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MiX Telematics Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MiX Telematics Limited and subsidiaries (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of income, consolidated statements of comprehensive income/(loss), consolidated statements of changes in stockholders’ equity, and the consolidated statements of cash flows, for each of the three years in the period ended March 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 22, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenue and cash flows. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company’s goodwill balance was $39.2 million as of March 31, 2023, of which $8.1 million was allocated to the European reporting unit (“MiX Europe”). The fair value of MiX Europe exceeded its carrying value by 36.2% as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill for MiX Europe as a critical audit matter because of the significant judgments made by management to estimate the fair value of MiX Europe. This required a high degree of auditor judgment, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and cash flows for MiX Europe.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of future revenue and operating cash flows used by management to estimate the fair value of MiX Europe included the following, among others:

a.We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of MiX Europe such as controls related to management’s selection of the discount rate and forecasts of future revenue and cash flows.
b.We evaluated management’s ability to accurately forecast future revenue and cash flows by comparing actual results to management’s historical forecasts.
c.We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:
•Historical revenue and cash flows;
•Internal communications to management and the Board of Directors; and
•The Company’s actual performance to certain of its peer companies. We compared the Company’s Enterprise Value over EBITDA multiple to those of its peers.
d.With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodology and (2) the discount rate by: testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
e.Developed a range of independent estimates and compared those to the discount rate selected by management.
f.We have reviewed the disclosures in note 2 to the financial statements which contain the key assumptions utilized and we consider these to be appropriate.

/s/ Deloitte & Touche

Deloitte & Touche
Registered Auditor
Johannesburg, South Africa
June 22, 2023

We have served as the Company’s auditor since 2017.

MIX TELEMATICS LIMITED
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of March 31,
	2022	2023
ASSETS
Current assets:
Cash and cash equivalents	$33,738	$29,876
Restricted cash	981	781
Accounts receivables, net of allowances for doubtful accounts of $5.4 million and $2.7 million, respectively	25,092	24,194
Inventory, net	3,356	4,936
Prepaid expenses and other current assets	11,463	9,950
Total current assets	74,630	69,737
Property, plant and equipment, net	32,274	36,779
Goodwill	44,434	39,258
Intangible assets, net	20,460	21,895
Deferred tax assets	3,768	2,090
Other assets	4,988	6,804
Total assets	$180,554	$176,563
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$5,597	$15,253
Accounts payables	8,052	6,120
Accrued expenses and other liabilities	19,610	21,486
Contingent consideration	—	3,569
Deferred revenue	6,692	5,295
Income taxes payable	590	298
Total current liabilities	40,541	52,021
Deferred tax liabilities	8,972	12,357
Long-term accrued expenses and other liabilities	4,344	3,368
Total liabilities	53,857	67,746

Stockholders’ equity:
MiX Telematics Limited stockholders’ equity
Preference shares: 100 million shares authorized but not issued	—	—
Ordinary shares: 605.2 million and 608.8 million no-par value shares issued as of March 31, 2022 and 2023, respectively	64,390	64,001
Less treasury stock at cost: 53.8 million shares as of March, 31, 2022 and March 31, 2023	(17,315)	(17,315)
Retained earnings	79,709	79,024
Accumulated other comprehensive income/(loss)	3,909	(13,399)
Additional paid-in capital	(4,001)	(3,499)
Total MiX Telematics Limited stockholders’ equity	126,692	108,812
Non-controlling interest	5	5
Total stockholders’ equity	126,697	108,817
Total liabilities and stockholders’ equity	$180,554	$176,563

The accompanying notes are an integral part of these consolidated financial statements.

MIX TELEMATICS LIMITED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the year ended March 31,
	2021	2022	2023
Revenue
Subscription	$113,351	$123,573	$126,656
Hardware and other	13,543	19,721	18,337
Total revenue	126,894	143,294	144,993
Cost of revenue
Subscription	33,414	36,683	40,073
Hardware and other	10,451	15,176	14,054
Total cost of revenue	43,865	51,859	54,127
Gross profit	83,029	91,435	90,866
Operating expenses
Sales and marketing	11,344	15,436	17,194
Administration and other	53,487	61,550	62,107
Total operating expenses	64,831	76,986	79,301
Income from operations	18,198	14,449	11,565
Other (expense)/income	(897)	(574)	1,689
Net interest expense	72	510	287
Interest income	662	420	1,159
Interest expense	734	930	1,446

Income before income tax expense	17,229	13,365	12,967
Income tax expense	2,634	4,418	8,445
Net income	14,595	8,947	4,522
Less: Net income attributable to non-controlling interest	—	—	—
Net income attributable to MiX Telematics Limited	$14,595	$8,947	$4,522

Net income per ordinary share
Basic	$0.03	$0.02	$0.01
Diluted	$0.03	$0.02	$0.01
Net income per American Depository Share
Basic	$0.66	$0.41	$0.20
Diluted	$0.65	$0.40	$0.20
Ordinary shares
Weighted average	549,415	551,923	552,603
Diluted weighted average	560,624	563,958	556,058
American Depository Shares
Weighted average	21,977	22,077	22,104
Diluted weighted average	22,425	22,558	22,242

The accompanying notes are an integral part of these consolidated financial statements.

MIX TELEMATICS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)

	For the year ended March 31,
	2021	2022	2023
Net income	$14,595	$8,947	$4,522
Other comprehensive income/(loss)
Foreign currency translation gains/(losses), net of tax	12,994	1,985	(17,308)
Total comprehensive income/(loss)	27,589	10,932	(12,786)
Less: Total comprehensive income/(loss) attributable to non-controlling interest	—	—	—
Total comprehensive income/(loss) attributable to MiX Telematics Limited	$27,589	$10,932	$(12,786)

The accompanying notes are an integral part of these consolidated financial statements.

MIX TELEMATICS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount

Balance as of April 1, 2020	600,934	$66,522	$(17,315)	$(11,070)	$(6,599)	$67,482	$99,020	$5	$99,025
Total comprehensive income	—	—	—	12,994	—	14,595	27,589	—	27,589
Net income	—	—	—	—	—	14,595	14,595	—	14,595
Other comprehensive income	—	—	—	12,994	—	—	12,994	—	12,994
Issuance of common stock in relation to stock options and SARs exercised	4,645	879	—	—	—	—	879	—	879
Stock-based compensation	—	—	—	—	1,273	—	1,273	—	1,273
Dividends declared on ordinary shares	—	—	—	—	—	(5,367)	(5,367)	—	(5,367)

Balance as of March 31, 2021	605,579	$67,401	$(17,315)	$1,924	$(5,326)	$76,710	$123,394	$5	$123,399
Total comprehensive income	—	—	—	1,985	—	8,947	10,932	—	10,932
Net income	—	—	—	—	—	8,947	8,947	—	8,947
Other comprehensive income	—	—	—	1,985	—	—	1,985	—	1,985
Issuance of common stock in relation to SARs exercised	5,618	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,325	—	1,325	—	1,325
Dividends declared on ordinary shares	—	—	—	—	—	(5,948)	(5,948)	—	(5,948)
Ordinary shares repurchased and cancelled	(6,020)	(3,011)	—	—	—	—	(3,011)	—	(3,011)

Balance as of March 31, 2022	605,177	$64,390	$(17,315)	$3,909	$(4,001)	$79,709	$126,692	$5	$126,697
Total comprehensive (loss)/income	—	—	—	(17,308)	—	4,522	(12,786)	—	(12,786)
Net income	—	—	—	—	—	4,522	4,522	—	4,522
Other comprehensive loss	—	—	—	(17,308)	—	—	(17,308)	—	(17,308)
Issuance of common stock in relation to SARs and RSUs exercised	4,744	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	502	—	502	—	502
Dividends declared on ordinary shares	—	—	—	—	—	(5,207)	(5,207)	—	(5,207)
Ordinary shares repurchased and cancelled	(1,167)	(389)	—	—	—	—	(389)	—	(389)

Balance as of March 31, 2023	608,754	$64,001	$(17,315)	$(13,399)	$(3,499)	$79,024	$108,812	$5	$108,817
The accompanying notes are an integral part of these consolidated financial statements.

MIX TELEMATICS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended March 31,
	2021	2022	2023
Cash flows from operating activities:
Net income	$14,595	$8,947	$4,522
Adjustments to reconcile net income to net cash provided by operating activities:
Current income taxes	6,953	4,937	2,379
Deferred income taxes	(4,319)	(519)	6,066
Loss/(profit) on sale of property, plant and equipment	13	(36)	(25)
Contingent consideration remeasurement	—	—	(504)
Depreciation	12,878	10,693	9,743
Amortization of intangible assets	3,681	4,258	5,866
Amortization of deferred commissions	3,533	3,566	4,276
Impairment of long-lived assets	8	47	104
Net interest expense	72	510	287
Stock based compensation costs	1,273	1,325	502
Net foreign exchange losses/(gains)	959	648	(1,110)
Change in allowance for doubtful accounts	2,961	2,559	4,202
Write-down of inventory to net realizable value	660	790	800
Net accrued expenses and other liabilities raised	2,535	616	731
Other non-cash items	(245)	(223)	(519)
Changes in operating assets and liabilities:
Inventories	(498)	(1,037)	(2,380)
Accounts receivables	1,872	(8,386)	(3,304)
Prepaid expenses and other current assets	(1,589)	(2,341)	(1,195)
Accounts payables	(2,529)	1,340	(3)
Accrued expenses and other liabilities	959	2,328	1,673
Deferred commissions	(2,251)	(3,399)	(7,042)
Foreign currency translation adjustments on operating assets and liabilities	2,482	(32)	(898)
Interest received	641	404	733
Interest paid	(311)	(400)	(911)
Income tax paid	(5,761)	(7,193)	(2,045)
Net cash provided by operating activities	38,572	19,402	21,948
Cash flows from investing activities:
Acquisition of property, plant and equipment – in-vehicle devices	(4,232)	(18,335)	(18,868)
Acquisition of property, plant and equipment –other	(398)	(1,985)	(946)
Proceeds from the sale of property, plant and equipment	4	60	71
Acquisition of intangible assets	(4,024)	(5,897)	(5,307)
Cash paid for business combination	—	—	(3,739)
Net cash used in investing activities	(8,650)	(26,157)	(28,789)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares in relation to stock options, SARs and RSUs exercised	879	—	—
Cash paid for ordinary shares repurchased	—	(3,011)	(389)
Cash paid on dividends to MiX Telematics stockholders	(5,359)	(5,929)	(5,197)
Movement in short-term debt	(729)	3,873	10,544
Net cash (used in)/from financing activities	(5,209)	(5,067)	4,958
Net increase/(decrease) in cash and cash equivalents, and restricted cash	24,713	(11,822)	(1,883)
Cash and cash equivalents, and restricted cash at the beginning of the year	18,652	46,343	34,719
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	2,978	198	(2,179)
Cash and cash equivalents, and restricted cash at the end of the year	$46,343	$34,719	$30,657

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

MiX Telematics Limited is a public company incorporated and domiciled in South Africa. The Company’s ordinary shares are publicly traded on the Johannesburg Stock Exchange (JSE: MIX) and its American Depositary Shares are listed on the New York Stock Exchange (NYSE: MIXT). The address of the Company’s principal executive office is 750 Park of Commerce Boulevard, Suite 310, Boca Raton, Florida, 33487.

2. Summary of significant accounting policies

The principal accounting policies applied in the preparation of these consolidated financial statements are set out below. These accounting policies have been consistently applied to all the years presented, unless otherwise stated.

Basis of preparation and consolidation
The Company’s consolidated financial statements for the year ended March 31, 2023 are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and should be read in conjunction with the accompanying notes thereto. All subsidiaries have been consolidated, including variable interest entities (“VIEs”) of which the Company is deemed to be the primary beneficiary. Inter-company transactions, balances and unrealized gains on transactions between group companies are eliminated. Unrealized losses are also eliminated except to the extent the transaction provides evidence of an impairment of the transferred asset. Accounting policies of subsidiaries have been adjusted to ensure consistency with the policies adopted by the Company. All subsidiaries have the same reporting dates as the Company.

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

We have considered the impact of rising inflation, fuel prices, global politics, sanctions and the impact thereof on global trade on the estimates and assumptions used. As of March 31, 2023, we have taken into account the impact of the above on goodwill sensitivities and impairment assessments. However, future changes in economic conditions could have an impact on future estimates and judgements used.

Revenue from contracts with customers

Significant judgments
Revenue is recognized upon transfer of control of distinct promised products and/or services to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those products and/or services. The Company enters into contracts that include the supply of fleet and mobile asset management equipment. For such contracts, the Company utilizes significant judgment to determine whether control of the equipment has transferred to the customer, and in instances where it does, it recognizes revenue in accordance with Revenue from Contracts with Customers (“ASC 606”). When control of the equipment does not transfer to the customer, which is when legal title does not transfer to the customer, our judgement is that the customer does not have the right to direct the use of the equipment when the customer does not operate the equipment or make any significant decisions about its use. In these instances, the Company uses the equipment to provide fleet and mobile asset management services to the customer. Accordingly, these arrangements, which comprise virtually all of the transactions in which legal title does not pass to the customer, are not within the scope of ASC 842, Leases (“ASC 842”). Instead, for such contracts we have concluded that they are service contracts comprising a single performance obligation, and revenue is recognized over time pursuant to ASC 606.

Recognition and measurement
The Company provides fleet and mobile asset management solutions to its customers, and its principal revenue streams are (1) Subscription and (2) Hardware and other. Subscription revenue is recognized over time and hardware and other revenue is recognized at a point-in-time.

To provide services to customers, a device is required which collects and transmits information collected from the vehicle or other asset. Fleet customers may also obtain other items of hardware, virtually all of which are functionally dependent on the device. Some customers obtain control of the device and other hardware (where legal title transfers to the customer); while other customers do not (where legal title remains with the Company). A contract arises on the acceptance of a customer’s purchase order, which is typically executed in writing.

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

In instances where the customer does not obtain control of the device and other hardware, which is functionally dependent on the device, there is only a single performance obligation, namely the service. The customer is not able to direct the use of these items, and accordingly these contracts do not contain leases. In these instances, the devices and other hardware are used by the Company to provide the services. The total revenue from these contracts is recognized as subscription revenue on a straight-line basis over the expected contractual term, since we consistently deliver telematics services on a continuous basis over that period.

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

In all other instances, the Company has a right to consideration for subscription services from customers in an amount that corresponds directly with the value to customers of the Company’s performance completed to date. Therefore, revenue is recognized for the amount to which the Company has a right to invoice as a practical expedient. The transaction price estimated therefore does not include any estimated amounts of variable consideration that are constrained. Estimates of variable consideration constrained may include fixed or variable price escalations based on an index; amounts charged for de-and-re-installations, installation cancellations, wasted time and waiting time and amounts charged for actual data usage and/or actual satellite access, amongst others. These estimates will simply be recognized as revenue as and when they occur. The future subscription services will be provided over varying periods from 1 to 60 months.

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

As of March 31, 2022 and 2023, deferred commissions amounted to $4.1 million and $6.0 million respectively, which are included within Other assets on the Balance Sheet.

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

The movement in the foreign currency translation adjustments is as follows (in thousands):

	As of March 31,
	2022	2023
Cumulative foreign currency translation adjustments, beginning of year	$1,924	$3,909
Foreign currency translation gains/(losses) for the year, net of tax	1,985	(17,308)
Cumulative foreign currency translation adjustments, end of year	$3,909	$(13,399)

Transactions and balances
Transactions in foreign currencies are initially recorded by the Company and its subsidiaries in their respective functional currencies using the exchange rates at the dates of the transactions. Foreign currency monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date. All resulting foreign exchange gains and losses are recognized in Other income/expense in the Statement of Income. However, gains and losses arising on long-term monetary assets held by a group entity in a foreign subsidiary for which settlement is neither planned nor anticipated within the foreseeable future, form part of the net investment of the foreign operation. These foreign exchange gains and losses are recognized as part of the foreign currency translation adjustments in accumulated other comprehensive income/loss until disposal.

Financial Assets

Cash and cash equivalents
Cash and cash equivalents comprise cash on hand and deposits held on call with banks; all of which are available for use by the Company and have an original maturity of less than three months.

Restricted cash
Restricted cash comprises deposits backing guarantees issued by financial institutions on behalf of the Company in respect of the Company’s obligations under certain lease, supply and other agreements, and cash held by MiX Telematics Enterprise BEE Trust (a VIE which is consolidated). Cash held by the Trust is to be used solely for the benefit of its beneficiaries. As at March 31, 2022 and 2023, the cash held by the Trust comprised $0.7 million and $0.6 million, respectively.
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

Concentration of Credit Risk
Credit risk arises from restricted cash, cash and cash equivalents as well as credit exposures to customers and loans to external parties. The Company analyses the credit risk for each of its new customers based on predefined requirements before standard payment and delivery terms and conditions are offered. An allowance for doubtful accounts is provided for individual accounts. Management regularly reviews receipts and the fair value of loans to external parties. Expected credit losses are provided for accordingly. Cash investments are only placed with reputable financial institutions. Management believes that financial institutions that hold the Company’s deposits are financially credit worthy and, accordingly, minimal credit risk exists with respect to those balances.

Fair value measurements
Other than the contingent consideration, the Company has no financial assets or liabilities that are measured at fair value on a recurring basis. The carrying amounts of the Company’s financial instruments, except for loans to external parties, approximate their fair values due to their short-term nature. The fair value of the loans to external parties is determined using unobservable market data (Level 3 inputs), that represent management’s estimate of current interest rates that a commercial lender would charge the borrowers. The fair value of the contingent consideration is categorized as a Level 3 fair value, based on the inputs in a discounted cash flow valuation.

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

Inventories
Inventories comprise of components and finished goods which are stated at the lower of cost and net realizable value. Cost is determined using a first-in, first-out, actual cost or weighted average cost basis. The cost of inventories includes the cost of manufacturing as charged by third parties and excludes borrowing costs. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation, and is based upon assumptions about future demand and market conditions. Impairments of inventory are not subsequently reversed. During the years ended March 31, 2021, 2022 and 2023, $0.7 million, $0.8 million and $0.8 million was recognized, respectively, as a charge in cost of sales as a result of the write-down of inventory to net realizable value.

Inventories comprise of the following (in thousands):

	As of March 31,
	2022	2023
Components	$—	$3,131
Finished goods	4,744	3,146
Total inventories	4,744	6,277
Less: Provision for impairment	(1,388)	(1,341)
Inventory, net	$3,356	$4,936

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

Goodwill
Goodwill is tested for possible impairment at least annually, or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Qualitative factors are first assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Goodwill is allocated to a reporting unit for the purpose of impairment testing. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the carrying value of the reporting unit, to which goodwill has been allocated, is compared to its fair value, and a goodwill impairment charge is recognized for the amount (if any) by which the carrying value exceeds the fair value, limited to the amount of the goodwill. No impairments of goodwill existed as of the most recent testing date of March 31, 2023 or the previous testing date of March 31, 2022.

Reconciliation of Total Goodwill

The following table is a reconciliation of the carrying amount of goodwill at the beginning and end of the reporting period:

	As of March 31,
	2022	2023
Goodwill
Opening balance	$43,938	$44,434
Business acquired	—	1,441
Foreign currency translation difference	496	(6,617)
Balance as of March 31	$44,434	$39,258

The allocation of goodwill to reportable segments is as follows (in thousands):

	As of March 31,
	2022	2023
Central Services Organization	$7,116	$5,736
Europe	8,591	8,078
Middle East and Australasia	4,365	4,364
Africa	24,362	19,639
Americas	—	1,441
	$44,434	$39,258

Sensitivity of goodwill to impairment as of March 31, 2023 was as follows:

	Central Services Organization	Africa	Europe	Middle East and Australasia	Americas
Fair value of reporting unit exceeded its carrying amount by	343.8%	227.5%	36.4%	151.6%	45.8%
Post-tax discount rate used to determine fair value	15.2%	15.2%	11.5%	12.4%	11.2%
Growth rate used to extrapolate cash flow beyond the budget period	5.0%	5.0%	2.7%	3.0%	3.0%
The following mutually exclusive changes will result in nil headroom
Post-tax discount rate applied to the expected cash flow projections	35.7%	29.9%	14.4%	22.8%	14.0%
Decrease in the cash flow projections of	77.5%	69.5%	26.7%	60.2%	31.4%

If the growth rate in any reporting entity is changed to zero, this does not result in any impairment. Although there were no impairments of goodwill as of March 31, 2023, significant judgement was exercised in determining the fair value of each reporting unit. In particular, to the extent that anticipated new contracts do not materialize and the business strategy does not come to fruition, or key personnel are not retained, the forecasts on which the impairment tests were performed could be negatively impacted. The Europe reporting unit has been assessed to be the most sensitive to changes in assumptions. A simultaneous increase of 2.0% in discount rate and a decrease of 2.0% in terminal growth rate results in an impairment for the Europe reporting unit. For the Europe reporting unit the following should be noted that if the cash flows do not grow more than the historical average an impairment could be noted.

Intangible assets

Patents and trademarks
Patents and trademarks acquired in a business combination are recognized at fair value at the acquisition date. Patents and trademarks have a finite useful life and are subsequently carried at cost less accumulated amortization and accumulated impairment losses. Amortization is calculated using the straight-line method to allocate the cost of patents and trademarks over their estimated useful lives which range from 3 to 10 years.

Customer relationships
Customer relationships acquired in a business combination are recognized at fair value at the acquisition date. Customer relationships have a finite useful life and are subsequently carried at cost less accumulated amortization and accumulated impairment losses. Amortization is calculated over the expected useful life of the customer relationship ranging from 1 to 10 years and reflects the pattern in which future economic benefits of the customer relationship are expected to be generated. The useful life principally reflects management’s view of the average economic life of the customer base and is assessed by reference to factors such as customer churn rates.

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

Software capitalized is amortized on a straight-line basis over its estimated useful life ranging from 1 to 20 years, commencing on the date when the software is ready for its intended use.

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

Impairment losses recognized during the years ended March 31, 2021, 2022 and 2023 were $0.1 million or less for each year.

Contingent consideration
Contingent consideration is classified as a liability and is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value that are not measurement period adjustments are recognized in the Consolidated Statements of Income.

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

Share repurchases
On May 23, 2017, the Board approved a share repurchase program of up to R270 million (equivalent of $15.0 million as of March 31, 2023) under which the Company could repurchase its ordinary shares, including ADSs. On December 3, 2021, the Board approved an increase to the share repurchase program under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the program as at December 2, 2021, the Company could repurchase additional shares with a cumulative value of R160 million ($10.0 million). The total value of the whole share repurchase program post the December 3, 2021 increase is R396.5 million ($24.9 million). Subsequent to the approved increase in the share repurchase program shares with a value of R44.7 million (the equivalent of $2.5 million as of March 31, 2023) were repurchased during fiscal year 2022. During fiscal year 2023 shares with a value of R6.6 million (the equivalent of $0.4 million as of March 31, 2023) were repurchased under the share repurchase program. Additional shares to the value of R108.7 million (the equivalent of $6.0 million as of March 31, 2023) may still be repurchased.

The Company may repurchase its shares from time to time at its discretion through open market transactions and block trades, based on ongoing assessments of the capital needs of the Company, the market price of its securities and general market conditions. This share repurchase program may be discontinued at any time by the Board of Directors, and the Company has no obligation to repurchase any amount of its securities under the program. The repurchase program will be funded out of existing cash resources or borrowing facilities.
During the years ended March 31, 2022 and 2023, the Company repurchased 6,020,085 and 1,166,659 shares, respectively, for an aggregate repurchase consideration of $3.0 million and $0.4 million respectively. Subsequent to the repurchases during fiscal year 2022 and 2023, the shares were de-listed and now form part of the authorized unissued share capital of the Company. The maximum value of shares that may still be repurchased under the program is R108.7 million (equivalent of $6.0 million as of March 31, 2023). The authority to repurchase shares will expire at the upcoming annual general meeting.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities arising from the assets and liabilities assumed in a business combination are recognized for the potential tax effects of temporary differences, carryforwards, and any income tax uncertainties of an acquiree that exist at the acquisition date, or that arise as a result of the acquisition. Deferred tax is measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are provided when necessary to reduce deferred tax assets to the extent it is more likely than not that some portion of the deferred tax asset will not be realized.

Management periodically evaluates its tax positions with respect to situations in which applicable tax regulation is subject to interpretation. For uncertainties in income tax positions if it is more likely than not that some tax benefit will be sustained based on the technical merits of the position, then the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more likely than not that some tax benefit will be sustained, then zero tax benefit is recognized. There were no material uncertain tax positions as of March 31, 2022 and 2023.

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

Advertising
Advertising costs are expensed as incurred and are classified as sales and marketing expense on the Consolidated Statements of Income. For the years ended March 31, 2021, 2022 and 2023, $2.3 million, $4.2 million and $4.2 million respectively, were expensed.

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

3. Acquisition

MiX Telematics North America, a 100% owned subsidiary of the Company, acquired Trimble Inc.’s (“Trimble”) Field Service Management business (“FSM”) in North America on September 2, 2022 (the “Transaction”).

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
•Additional payments to be made in respect of the renewal of existing subscriptions as well as for new subscriptions entered into by customers (that were customers on the Closing Date) with MiX Telematics North America. Depending on the hardware requirements of these customers and specific contract terms, Trimble will be paid between $200 and $300 per subscription contract. The additional payments will be made approximately every three months, ending on March 2, 2024, and have been treated as contingent consideration. The initial fair value of the contingent consideration of $4.1 million was included in the purchase price for purposes of calculating goodwill and reflects an expectation of approximately a 75% retention rate. Subsequent changes in fair value will be recognized in the Consolidated Statements of Income. The estimated total consideration for additional payments should not exceed $6.4 million which assumes a 100% conversion rate, which the Company believes is unlikely.

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

The initial accounting for the business combination is complete at the reporting date. The fair values of the identifiable assets acquired and liabilities assumed are final and therefore, adjustments to them and the resulting goodwill will not occur in future.

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

Acquisition-related costs of $0.8 million were incurred, and are included in Administration and other expenses in the Consolidated Statements of Income. The initial cash payment was funded out of existing cash resources.

The goodwill is attributable to the workforce of the acquired business and the opportunity for the Company to increase its scale in North America and to further diversify its North America business. The goodwill is assigned to the Americas segment and is deductible for tax purposes. There was no change in the goodwill balance of $1.4 million between the date of acquisition and the end of the reporting period, March 31, 2023.

The customer relationships acquired will be amortized over a weighted average amortization period of 8 years.

The acquired business contributed revenue of $5.6 million and earnings of $0.2 million for the period from September 2, 2022 to March 31, 2023. If the business had been acquired on April 1, 2022, the acquired business would have contributed revenue of $10.6 million and earnings of $1.0 million, after amortization of customer relationships, for the year ended March 31, 2023.

At March 31, 2023 a gain of $0.5 million was recognized in other income in the income statement for the remeasurement of the contingent consideration to fair value. The remeasurement of the contingent consideration does not constitute a measurement period adjustment because it reflects new conditions subsequent to acquisition rather than more information about conditions that existed at the acquisition date.

Valuation Methodology

The customer relationships were valued using the multi-period excess earnings method under the income approach, which estimates associated revenue and costs to determine the projected cash flows derived from this asset. The discount rate of 20% used reflects the risk and uncertainty of the cash flows relative to the overall business. The useful lives of customer relationships were established by reference to the payback period of the asset.

Assumptions used in forecasting cash flows included consideration of the following:
•Historical performance including sales and profitability
•Contributory asset charges
•Business prospects, industry expectations and competitive environment
•Estimated economic life of the asset
•Revenue attributable to existing customers
•Attrition of existing customers

The fair value of the contingent consideration was estimated using the income approach, based on applying a discounted cash flow valuation. Key inputs in the valuation include forecasted existing subscriber conversion rates and the associated discount rate. The rate was determined using a credit spread of 5.23% and a risk free rate ranging from 3.23% to 3.40%.

4. Credit risk related to accounts receivables

As of March 31, 2022 and 2023, the aging analysis of accounts receivables is as follows (in thousands):

	Gross	Allowance for doubtful accounts	Net
2022
Not past due	$13,332	$(533)	$12,799
Past due by 1 to 30 days	4,124	(841)	3,283
Past due by 31 to 60 days	3,113	(523)	2,590
Past due by 61 to 90 days	1,763	(447)	1,316
Past due by more than 90 days	8,186	(3,082)	5,104
Total	$30,518	$(5,426)	$25,092

	Gross	Allowance for doubtful accounts	Net
2023
Not past due	$10,276	$(161)	$10,115
Past due by 1 to 30 days	6,081	(104)	5,977
Past due by 31 to 60 days	2,238	(91)	2,147
Past due by 61 to 90 days	1,895	(140)	1,755
Past due by more than 90 days	6,449	(2,249)	4,200
Total	$26,939	$(2,745)	$24,194

The movements in the allowance for doubtful accounts are as follows (in thousands):

	2022	2023
Balance at April 1,	$5,575	$5,426
Bad debt provision	2,559	4,202
Write-offs	(2,855)	(6,131)
Foreign currency translation differences	147	(752)
Balance at March 31,	$5,426	$2,745

The measurement of expected credit losses is a function of the probability of default, loss given default (i.e., the magnitude of the loss if there is default) and the exposure at default. The assessment of the probability given default and loss given default is based on historical data adjusted by relevant forward-looking information. The exposure at default is represented by the asset’s gross carrying amount at the reporting date.

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

Overview of the Company’s exposure to credit risk from customers

The maximum exposure to credit risk at the reporting date is the carrying value of each receivable and loan to external parties, net of impairment losses where relevant. As of March 31, 2022 and 2023, the Company has no significant concentration of credit risk, due to its spread of customers across various operations and geographical locations.

The Company does not hold any collateral as security.
Net accounts receivables as of March 31, 2022 of $4.1 million were pledged as security for the Company’s overdraft facilities. During fiscal year 2023, the Company terminated the suretyship securing its indebtedness to Standard Bank of South Africa Limited and a new agreement was entered into. Refer to note 18 to the consolidated financial statements.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets comprise of the following (in thousands):

	As of March 31,
	2022	2023
Pre-payments	$3,010	$2,742
Prepaid taxes	144	95
Indemnification asset	—	474
Current income tax asset	2,195	1,496
VAT receivable	1,661	1,362
Sundry debtors	3,936	3,378
Deposits	264	131
Staff receivable	111	91
Lease receivable	141	171
Interest receivable	1	10
	$11,463	$9,950

6. Property, plant and equipment

Property, plant and equipment comprises owned and right-of-use assets. The Company leases many assets including property, motor vehicles and office equipment.

The cost and accumulated depreciation of owned assets are as follows (in thousands):

	As of March 31,
	2022	2023
Owned assets
Plant and equipment	791	793
Motor vehicles	1,938	1,948
Furniture, fixtures and equipment	1,553	1,295
Computer and radio equipment	4,036	3,743
In-vehicle devices	65,881	72,405
Assets in progress	332	26
Owned assets, gross	74,531	80,210
Less: accumulated depreciation and impairments	(46,597)	(46,932)
Owned assets, net	$27,934	$33,278
Total depreciation expense related to owned assets during the years ended March 31, 2021, 2022 and 2023 was $12.9 million, $10.7 million and $9.7 million, respectively. Depreciation expense related to in-vehicle devices is included in subscription cost of revenue.

During fiscal year 2023, the Africa segment reassessed the useful lives of its installed in-vehicle devices where, on average, the useful lives were increased from 3 years to 5 years. The reassessment of the useful lives resulted in a $1.4 million reduction in the depreciation expense relative to what would have been recognized in fiscal year 2023 had the change not occurred.

The cost and accumulated depreciation of right-of-use assets are as follows (in thousands):

	As of March 31,
	2022	2023
Right-of-use assets
Property	$7,019	$5,792
Equipment, motor vehicles and other	305	259
Less: accumulated depreciation	(2,984)	(2,550)
Right-of-use assets, net	$4,340	$3,501

7. Intangible assets

Intangible assets comprise the following (in thousands):

		As of March 31, 2022			As of March 31, 2023
	Useful life (in years)	Gross Carrying amount	Accumulated amortization	Net	Gross Carrying amount	Accumulated amortization	Net
Patents and trademarks	3 - 10	$105	$(70)	$35	$90	$(63)	$27
Customer relationships	1 - 10	2,772	(2,528)	244	8,234	(3,061)	5,173
Internal-use software, technology and other	1 - 20	42,335	(22,154)	20,181	39,031	(22,336)	16,695
Total		$45,212	$(24,752)	$20,460	$47,355	$(25,460)	$21,895

For the years ended March 31, 2021, 2022 and 2023, amortization expense of $3.7 million, $4.3 million, and $5.9 million has been recognized, respectively. Non-cash disposals of $1.5 million were recognized for the year ended March 31, 2023 and were immaterial for the year ended March 31, 2022. Foreign exchange related losses of $0.4 million and foreign exchange related gains $3.7 million, on accumulated amortization, were recognized for the years ended March 31, 2022 and 2023.

The weighted average amortization period of intangible assets purchased during the year ended March 31, 2022 and 2023 is 5 years and 8 years, respectively.

As of March 31, 2022 and 2023, there was internal-use software in progress of $5.5 million, and $3.3 million, respectively.

As of March 31, 2023, the estimated future amortization expense is as follows (in thousands):

Years ending March 31,
2024	$7,661
2025	6,806
2026	4,953
2027	1,901
2028	366
Thereafter	208
Total	$21,895

8. Other assets

The following is a summary of other assets (in thousands):

	As of March 31,
	2022	2023
Deferred commissions	$4,135	$6,014
Loans to external parties and other receivables	664	498
Lease receivables - non-current	$189	$292
Total other assets	$4,988	$6,804

Deferred commissions
Deferred commissions arise from commissions paid to sales employees and external third parties to obtain contracts with customers, unless the amortization period is 12 months or less, in which instance it is expensed immediately. The following is a summary of the amortization expense (in thousands):

	As of March 31,
	2022	2023
Amortization recognized during the year:	$(3,566)	$(4,276)
–Cost of revenue (external commissions)	(2,602)	(3,366)
–Sales and marketing (internal commissions)	(964)	(910)

Loans to external parties
The loans to external parties relate to Broad-based Black Economic Empowerment transactions entered to in South Africa.

As of March 31, 2022, the amortized cost of the loans to Black Industrialists Group Property Management Company (Pty) Ltd (“BIG”) and HSW Management services CC (“HSW”) amounted to $0.7 million. The loan to HSW was fully settled during July 2022. As of March 31, 2023, the amortized cost of the loan to BIG amounted to $0.5 million. The loan to BIG was originated during fiscal year 2020, and is on off-market terms. The imputed interest rate on the loans to BIG is 9.65%. Imputed interest rate represents the interest rate that results from a process of approximation required when the present value of a loan must be estimated because an established exchange price is not determinable and the loan has no ready market. As of March 31 2023, the fair value of the loan to BIG determined using a discount rate of 11.25% amounted to $0.5 million.

9. Accrued expenses and other liabilities

Accrued expenses comprise the following (in thousands):

	As of March 31,
	2022	2023
Current:
Product warranties	$630	$317
Maintenance	506	430
Employee-related accruals	3,748	3,392
Bonus and incentives (1)	3,873	3,344
Lease liabilities	932	688
Accrued commissions	3,017	3,675
Loss contingency (2)	—	474
Value added tax payables (1)	48	1,239
Post-acquisition support and hardware payable (2)	—	2,265
Other accruals	6,856	5,662
Total current	$19,610	$21,486

Non-current:
Lease liabilities	$3,655	$2,966
Other liabilities	689	402
Total non-current	$4,344	$3,368

(1) Due to the significance of Bonus and incentives and Value added tax payables, the amounts are now disclosed separately; whereas in the previous periods they were included in Employee-related accruals and Other accruals, respectively.

(2) Relates to the acquisition of Trimble’s FSM business.

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

	As of March 31,
	2022	2023
Product warranties
Opening balance	$612	$683
Warranty expense	307	147
Reclassification (1)	—	(261)
Utilized	(242)	(154)
Acquisition (2)	—	41
Foreign currency translation difference	6	(97)
Balance as of March 31	$683	$359
Non-current portion (included in other liabilities)	$53	$42
Current portion	$630	$317

(1) Relates to a reclassification of certain costs from Product warranties to the Maintenance provision.
(2) Relates to the acquisition of Trimble’s FSM business.

10. Deferred revenue

The movement in deferred revenue is as following (in thousands):

	As of March 31,
	2022	2023
Deferred revenue
Opening balance	$5,788	$6,692
Increases during the year	53,267	49,544
Recognized as revenue	(52,486)	(49,878)
Foreign currency translation difference	123	(1,063)
Closing balance	$6,692	$5,295

During the year ended March 31, 2022 and March 31, 2023, revenue of $3.8 million and $4.1 million, respectively, was recognized which was included in the deferred revenue balances as of the beginning of the year.

11. Development expenditure

Development expenditure incurred comprises the following (in thousands):

	As of March 31,
	2021	2022	2023
Costs capitalized (1)	$2,928	$3,751	$3,912
Costs expensed (2)	4,284	5,597	5,591
Total costs incurred	$7,212	$9,348	$9,503

(1) Costs capitalized relate only to the development of internal-use software, which are recognized in accordance with the Intangible assets (Internal-use software and technology) accounting policy.
(2) Costs expensed are included in Administration and other expenses in the Consolidated Statements of Income.

12. Leases

The Company leases property and vehicles under operating leases. The lease terms vary between 1 month and 120 months, with many leases providing renewal rights and certain leases with annual escalations of up to 8% per annum. To the extent the Company is reasonably certain that it will exercise renewal options, such options have been included in the lease terms used for calculating the right-of-use assets and lease liabilities. Right-of-use assets are included in Property, plant and equipment in the Consolidated Balance Sheets and lease liabilities related to the Company’s operating leases are included in Accrued expenses and other liabilities and Long-term accrued expenses and other liabilities in the Consolidated Balance Sheets.

Where lease terms are 12-months or less, and meet the criteria for short-term lease classification, no right-of-use asset and no lease liability are recognized.

The components of lease cost are as follows (in thousands):

	As of March 31,
	2021	2022	2023
Operating lease cost	$1,657	$1,643	$1,252
Short-term lease cost	407	330	308
Total lease cost	$2,064	$1,973	$1,560

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	As of March 31,
	2021	2022	2023
Operating cash flow information:
Cash payments included in the measurement of lease liabilities	$1,540	$1,502	$1,293
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$110	$417	$862
Weighted-average remaining lease term - operating leases (months) (1)	38	25	22
Weighted-average discount rate - operating leases	7.3%	8.0%	8.0%

(1) Including expected renewals where appropriate.

Maturities of operating lease liabilities as of March 31 were as follows (in thousands):

2024	$952
2025	829
2026	735
2027	632
2028	597
Thereafter	812
Total future minimum lease payments	4,557
Less: Imputed interest	(903)
Present value of future minimum lease payments	3,654
Less: Current portion of lease liabilities	(688)
Non-current portion of lease liabilities	$2,966

13. Income taxes

The following table presents domestic and foreign components of income before income tax expense (in thousands):

	As of March 31,
	2021	2022	2023
Domestic (South Africa)	$14,443	$12,254	$14,781
Foreign	2,786	1,111	(1,814)
Income before income tax expense	$17,229	$13,365	$12,967

The following is a summary of the Company’s provision for income taxes for the years ended March 31, 2021, 2022 and 2023:

	As of March 31,
	2021	2022	2023
Current tax
Domestic (South Africa)	$(5,768)	$(4,346)	$(1,427)
Foreign federal (1)	(165)	(74)	10
Foreign state (2)	(1,020)	(517)	(962)
Total Current	(6,953)	(4,937)	(2,379)
Deferred tax
Domestic (South Africa)	3,987	573	(5,448)
Foreign federal (1)	83	(155)	(18)
Foreign state (2)	249	101	(600)
Total deferred	4,319	519	(6,066)
Total income tax expense	$(2,634)	$(4,418)	$(8,445)

(1) U.S. Federal taxes
(2) U.S. and other foreign state taxes

The following table provides a reconciliation of the income tax expense calculated at the South African statutory tax rate, of 27% (2021 and 2022 of 28%), to the income tax expense:

	As of March 31,
	2021	2022	2023
Income before income tax expense	$17,229	$13,365	$12,967
Tax at South African statutory rate of 28%	4,824	3,742	—
Tax at South African statutory rate of 27%	—	—	3,501
Tax effect of:
– Income not subject to tax	(35)	(55)	(38)
– Non-deductible expenses (1)	929	626	1,589
– (Non-taxable)/Non-deductible foreign exchange movements (2)	(3,401)	(419)	3,408
– Investment in subsidiaries	217	202	(127)
– Withholding tax	23	113	91
– Foreign tax paid (3)	425	357	322
– Foreign tax rate differential	(241)	(115)	33
– Valuation allowance	(233)	402	(209)
– Under/(over)-provision prior years	298	(102)	152
– Tax incentives in addition to cost incurred (4)	(321)	(253)	(355)
– Transfer pricing imputation	21	67	129
– Tax rate change (5)	—	(226)	(174)
– Imputation of controlled foreign company income	100	83	91
– Other	28	(4)	32
Income tax expense	$2,634	$4,418	$8,445

(1) These non-deductible expenses consist primarily of items of a capital nature and costs attributable to exempt income, primarily dividends from subsidiaries.
(2) The (non-taxable)/non-deductible foreign exchange movements arise as a result of the Company’s internal loan structures.
(3) The foreign tax paid relates primarily to withholding taxes on revenue earned in jurisdictions where the Company does not have a jurisdictional presence.

(4) The tax incentives relate mainly to research and development allowances, as well as learnership allowances received in terms of the South African tax authorities. MiX Telematics International Proprietary Limited (“MiX International”), a subsidiary of the Company, is eligible for a 150% allowance for research and development spend in terms of section 11D of the South African Income Tax Act.
(5) The tax rate change in fiscal year 2022 relates to MiX Telematics Europe Limited’s corporate tax rate change from 24% to 25%, and in fiscal year 2023 the Company’s South African subsidiaries corporate tax rate change from 28% to 27%.

The Company’s weighted average tax rate is 65.1% (2022: 33.1%, 2021: 15.3%).

The Company’s net deferred tax liabilities consist of the following (in thousands):

	As of March 31,
	2022	2023
Deferred tax assets
Deferred revenue	1,432	1,175
Capital allowances for tax purposes	1,010	1,041
Accruals	4,936	4,007
Tax losses	2,000	2,220
Stock based compensation	554	129
Deferred foreign currency losses	338	—
Recurring commission liability	241	353
Lease liabilities	517	441
Other	39	19
Gross deferred tax assets	11,067	9,385
Set-off of deferred tax balances	(6,652)	(7,091)
Net deferred tax assets before valuation allowance	4,415	2,294
Less valuation allowance	(647)	(204)
Net deferred tax assets	3,768	2,090

Deferred tax liabilities
Capital allowances for tax purposes	3,629	5,548
Intangible assets	3,735	3,661
Prepaid expenses	232	335
Deferred foreign currency gains	5,673	8,077
Investment in subsidiaries	646	401
Deferred commissions	719	916
Lease assets	638	505
Other	352	5
Gross deferred tax liabilities	15,624	19,448
Set-off of deferred tax balances	(6,652)	(7,091)
Net deferred tax liabilities	8,972	12,357
Net deferred tax liability	(5,204)	(10,267)
The gross movement in net deferred tax assets/(liabilities) is as follows:
Opening balance	(5,405)	(5,204)
Foreign currency translation	(268)	1,507
Other comprehensive income	(50)	(504)
Statement of Income charge	519	(6,066)
Closing balance	(5,204)	(10,267)

Recognition of deferred tax
Deferred tax at year-end has been recognized using the following corporate tax rates:

Region	2022	2023
South Africa	28%	27%
Australia	30%	30%
Brazil	34%	34%
Mexico	30%	30%
Romania	16%	16%
Thailand	20%	20%
Uganda	30%	30%
United Arab Emirates	—%	—%
United Kingdom	24%	25%
United States of America	21%	21%

Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. As of March 31, 2022 and 2023, the Company believes that it is not more likely than not that deferred tax assets of $0.6 million and $0.2 million, respectively, will be realized in respect of cumulative tax losses amounting to $2.5 million and $0.7 million, respectively. Accordingly, the Company has recorded a valuation allowance on such deferred tax assets.

For the year ended March 31, 2022, the valuation allowance primarily increased by $0.3 million as a result of an increase in deferred tax assets not recognized on current year tax losses. For the year ended March 31, 2023, the valuation allowance decreased by $0.3 million as a result of reversals of previously raised valuation allowances on prior year tax losses.

As at March 31, 2022 and 2023, the Company had tax loss carryforwards of $5.1 million and $8.7 million. respectively. The tax loss carryforwards can be carried forward indefinitely except for tax losses of $0.3 million in Thailand which expire in two consecutive years from 2023 till 2025.

14. Earnings per share

Basic
Basic earnings per share is calculated by dividing the income attributable to ordinary shareholders of the parent by the weighted average number of ordinary shares in issue during the year.

The net income and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	As of March 31,
	2021	2022	2023
Numerator (basic)
Net income attributable to MiX Telematics Limited stockholders	$14,595	$8,947	$4,522
Denominator (basic)
Weighted average number of ordinary shares in issue and outstanding	549,415	551,923	552,603
Basic earnings per share	$0.03	$0.02	$0.01

American Depository Shares (1):
Net income attributable to MiX Telematics Limited stockholders	$14,595	$8,947	$4,522
Weighted average number of American Depository Shares in issue and outstanding	21,977	22,077	22,104
Basic earnings per American Depository Share	$0.66	$0.41	$0.20

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

	As of March 31,
	2021	2022	2023
Numerator (diluted)
Diluted net income attributable to MiX Telematics Limited stockholders	$14,595	$8,947	$4,522
Denominator (diluted)
Weighted average number of ordinary shares in issue and outstanding	549,415	551,923	552,603
Adjusted for:
– potentially dilutive effect of stock appreciation rights	9,872	10,531	2,496
– potentially dilutive effect of restricted share units	774	1,504	959
– potentially dilutive effect of stock options	562	—	—
Diluted weighted average number of ordinary shares in issue and outstanding	560,624	563,958	556,058
Diluted earnings per share	$0.03	$0.02	$0.01

American Depository Shares (1):
Diluted net income attributable to MiX Telematics Limited stockholders	$14,595	$8,947	$4,522
Diluted weighted average number of American Depository Shares in issue and outstanding	22,425	22,558	22,242
Diluted earnings per American Depository Share	$0.65	$0.40	$0.20

(1) One American Depository Share is the equivalent of 25 ordinary shares.

15. Dividends

The following dividends were declared (in thousands):

	As of March 31,
	2021	2022	2023
Dividends declared	$5,367	$5,948	$5,207

16. Segment information

The Company has 6 reportable segments, which are based on the geographical location of the 5 Regional Sales Offices (“RSOs”) and also includes the Central Services Organization (“CSO”). CSO is the central services organization that wholesales products and services to RSOs who, in turn, interface with our end-customers, distributors and dealers. CSO is also responsible for the development of hardware and software platforms and provides common marketing, product management, technical and distribution support to each of the other reportable segments. CSO is a reportable segment because it produces discrete financial information which is reviewed by the chief operating decision maker (“CODM”) and has the ability to generate external revenue.

The CODM has been identified as the Chief Executive Officer who makes strategic decisions for the Company. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses income before income tax expense excluding the contingent consideration remeasurement, acquisition-related costs, non-recurring legal costs, net interest expense, net foreign exchange losses/gains, net loss/profit on sale of property, plant and equipment, restructuring costs, stock-based compensation costs, impairment of long-lived assets, depreciation, amortization, operating lease costs and corporate and consolidation entries. Product development costs are capitalized and amortized and this amortization is excluded from Segment Adjusted EBITDA.

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

The segment information provided to the CODM is as follows (in thousands):

	As of March 31, 2021
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$62,453	$5,495	$67,948	$31,781
Europe	12,138	2,441	14,579	6,260
Americas	18,211	770	18,981	7,077
Middle East and Australasia	16,558	4,679	21,237	9,751
Brazil	3,922	142	4,064	1,495
Total Regional Sales Offices	113,282	13,527	126,809	56,364
Central Services Organization	69	16	85	(7,553)
Total Segment Results	$113,351	$13,543	$126,894	$48,811

(1) Subscription revenue is recognized over time.
(2) Hardware and other revenue is recognized at a point in time.

	As of March 31, 2022
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$74,778	$8,398	$83,176	$36,467
Europe	13,509	3,745	17,254	6,337
Americas	14,036	1,538	15,574	842
Middle East and Australasia	16,950	5,604	22,554	10,034
Brazil	4,253	401	4,654	1,260
Total Regional Sales Offices	123,526	19,686	143,212	54,940
Central Services Organization	47	35	82	(10,168)
Total Segment Results	$123,573	$19,721	$143,294	$44,772

(1) Subscription revenue is recognized over time.
(2) Hardware and other revenue is recognized at a point in time.

	As of March 31, 2023
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$73,924	$5,530	$79,454	$32,721
Europe	12,155	2,328	14,483	5,412
Americas	18,557	1,673	20,230	4,087
Middle East and Australasia	16,313	7,625	23,938	8,998
Brazil	5,637	1,175	6,812	2,133
Total Regional Sales Offices	126,586	18,331	144,917	53,351
Central Services Organization	70	6	76	(10,409)
Total Segment Results	$126,656	$18,337	$144,993	$42,942

(1) Subscription revenue is recognized over time.
(2) Hardware and other revenue is recognized at a point in time.

The revenue from external parties reported to the Company’s CODM is recognized and measured in a manner consistent with that in the Consolidated Statements of Income. Revenue generated by the South African-based operating segments of the Company (i.e., Central Services Organization and Africa, excluding East Africa) to its local and foreign-based customers for fiscal years 2021, 2022 and 2023, amounted to $67.1 million, $82.3 million and $78.5 million, respectively. Revenue generated by the foreign-based segments (i.e., Europe, Americas, East Africa, Middle East, Brazil and Australasia) to its local and foreign-based customers for fiscal years 2021, 2022 and 2023, amounted to $59.8 million, $61.0 million and $66.5 million.

A reconciliation of the segment results to income before income tax expense for the year is disclosed below (in thousands).

	As of March 31,
	2021	2022	2023
Segment Adjusted EBITDA	$48,811	$44,772	$42,942
Corporate and consolidation entries	(8,879)	(10,243)	(10,722)
Operating lease costs (1)	(1,652)	(1,611)	(1,253)
Product development costs (2)	(1,112)	(1,353)	(1,331)
Depreciation and amortization	(16,559)	(14,951)	(15,609)
Impairment of long-lived assets	(8)	(47)	(104)
Stock-based compensation costs	(1,273)	(1,325)	(502)
Restructuring costs (3)	(1,055)	(164)	(1,022)
Net (loss)/profit on sale of property, plant and equipment	(13)	36	25
Net foreign exchange (losses)/gains	(959)	(648)	1,110
Net interest expense	(72)	(510)	(287)
Non-recurring legal costs (4)	—	(591)	—
Acquisition-related costs	—	—	(784)
Contingent consideration remeasurement	—	—	504
Income before income tax expense	$17,229	$13,365	$12,967

(1) For the purposes of calculating Segment Adjusted EBITDA, operating leases have been capitalized, except for leases with a term of no more than 12 months or leases of low value assets. Where operating leases are capitalized for segment reporting purposes, the amortization of the right-of-use asset and the interest on the operating lease liability are excluded from the Segment Adjusted EBITDA. Therefore, in order to reconcile Segment Adjusted EBITDA to income before income tax expense, the total lease expense in respect of operating leases needs to be deducted.

(2) For segment reporting purposes, product development costs, which do not meet the capitalization requirements under ASC 730 Research and Development or under ASC 985 Software, are capitalized and amortized. The amortization is excluded from Segment Adjusted EBITDA. In order to reconcile Segment Adjusted EBITDA to income before income tax expense, product development costs capitalized for segment reporting purposes need to be deducted.

(3) During fiscal year 2021, the Company incurred $1.1 million of restructuring costs which comprise of employee termination benefits, as a result of measures to minimize the adverse economic and business effect of the COVID-19 pandemic and to re-align resources with the Company’s current business outlook and cost structure. $0.7 million, $0.2 million, $0.1 million and $0.1 million of the restructuring costs related to the CSO, Africa, Americas and Middle East and Australasia reporting segments, respectively. As of March 31, 2022, all of the restructuring costs had been paid. During fiscal year 2023, the Company incurred $1.0 million of restructuring costs. $0.4 million, $0.4 million, $0.1 million and $0.1 million of the restructuring costs related to the Middle East and Australasia, Americas, CSO and Europe reporting segments, respectively. Restructuring costs are included in Administration and other expenses in the Consolidated Statements of Income.

(4) Includes legal related costs for a non-recurring patent infringement matter during fiscal year 2022, that has been resolved.

Segment assets are not disclosed because such information is not reviewed by the CODM. The following table depicts the geographical location of the Company’s long-lived assets (in thousands) other than financial instruments, deferred commissions and deferred tax assets:

	As of March 31,
	2022	2023
South Africa	$75,621	$69,321
Europe	10,161	9,478
Americas	5,192	12,937
Middle East and Australia	5,099	4,914
Brazil	1,095	1,282
Total	$97,168	$97,932

These assets are allocated based on the physical location of the asset.

No single customer accounted for 10% or more of the Company’s total revenue in fiscal years 2021, 2022 and 2023. No single customer accounted for 10% or more of the Company’s accounts receivable as of fiscal years ended 2022 and 2023.

17. Stock-based compensation plan

The Company has issued share incentives to directors and certain key employees within the Company under the MiX Telematics Long-Term Incentive Plan (“LTIP”), an equity-classified incentive plan.

The LTIP provides for three types of grants to be issued, namely performance shares, restricted share units (“RSUs”) and stock appreciation rights (“SARs”).

As of March 31, 2023, there were 23,390,000 shares reserved for future issuance under the LTIP.

The total stock-based compensation expense (included in administration and other) recognized during the years ended March 31, 2021, 2022 and 2023, was $1.3 million, $1.3 million and $0.5 million, respectively. Net deferred tax benefits recognized/(reversed) on total stock-based compensation expense in the Statement of Income for the years ended March 31, 2021, 2022 and 2023, was $0.1 million, $(0.1) million and $(0.1) million, respectively. Tax benefits realized on awards exercised during the years ended March 31, 2021, 2022 and 2023, was $0.1 million, $0.6 million and $0.2 million, respectively.

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

The following table summarizes the Company’s SARs for the fiscal year ended March 31, 2023:

	Number of SARs	Weighted- Average Exercise Price in U.S. Cents*	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value* (in thousands)
Outstanding as of April 1, 2022	40,971,875	45
Granted on November 1, 2022	11,575,000	28
Exercised	(8,171,875)	19
Forfeited	(8,575,000)	40
Outstanding as of March 31, 2023	35,800,000	37	3.84
Vested and expected to vest as of March 31, 2023	34,010,000	37	4.11	$—
Vested as of March 31, 2023	—	—	—	$—

* The exercise price is denominated in South African cents. U.S. currency amounts are based on a ZAR:USD exchange rate of 17.9772 as of March 31, 2023.

The weighted-average grant-date fair value of SARs granted during the years ended March 31, 2021, 2022 and 2023, was 13 U.S. cents, 18 U.S. cents and 14 U.S. cents, respectively. The grant-date fair value was determined using a combination of the Monte Carlo Simulation option pricing model and the Binomial Tree option pricing model. U.S. currency amounts are based on a ZAR:USD exchange rate of 17.9772 as of March 31, 2023. The key drivers and assumptions input into the valuation models used to determine these values are disclosed below. The volatility was calculated using a mixture of the Company’s historical data as well as the share data of comparable companies for grants made in all financial years preceding 2023 and the Company’s historical share data for grants made in the 2023 fiscal year and the current year.

The total intrinsic value of SARs exercised during fiscal years 2021, 2022 and 2023 was $0.5 million, $2.4 million, and $1.3 million, respectively. U.S. Dollar amounts are based on a ZAR:USD exchange rate of 17.9772 as of March 31, 2023.

The salient details of SARs granted during fiscal year 2023 are provided in the table below:

Total shareholder return
Grant date	November 1, 2022
Grant date fair value (ZAR/$)(1)	R2.58/$0.14
Award price (ZAR/$)(1)	R5.10/$0.28
JSE share price on grant date (ZAR/$)(1)	R5.80/$0.32
Expiry date	November 1, 2028
Performance conditions
– Total shareholder return of (%)	10.0
Remaining contractual life at March 31, 2023	5.6

Valuation assumptions and drivers
Volatility (%)	50.4
Anticipated forfeiture rate (%)	5.0
Anticipated dividend yield (%)	3.71
Annual risk-free interest rate (%)	8.74

The salient details of SARs granted during fiscal year 2022 are provided in the table below:

	Total shareholder return	Total shareholder return
Grant date	December 9, 2021	March 24, 2022
Grant date fair value (ZAR/$)(1)	R3.24/$0.20	R2.83/$0.19
Award price (ZAR/$)(1)	R7.38/$0.47	R7.24/$0.49
JSE share price on grant date (ZAR/$)(1)	R7.50/$0.47	R7.10/$0.48
Expiry date	December 9, 2027	March 24, 2028
Performance conditions
– Total shareholder return of (%)	10.0	10.0
Remaining contractual life at March 31, 2023	4.7	5.0

Valuation assumptions and drivers
Volatility (%)	47.0	47.4
Anticipated forfeiture rate (%)	5.0	5.0
Anticipated dividend yield (%)	1.91	3.19
Annual risk-free interest rate (%)	6.69	7.46

(1) For purposes of this table, the award price has been converted, based on the South African Rand/U.S. Dollar exchange rate in effect as of grant date.

The following table summarizes the Company’s unvested SARs for the fiscal year ended March 31, 2023:

	Number of SARs	Weighted- Average Grant-Date Fair Value in U.S. Cents*
Unvested as of April 1, 2022	31,278,125	16
Granted on November 1, 2022	11,575,000	14
Forfeited	(7,053,125)	13
Unvested as of March 31, 2023	35,800,000	16

* The exercise price used to determine the grant date fair value is denominated in South African cents. U.S. currency amounts are based on a ZAR:USD exchange rate of 17.9772 as of March 31, 2023.

As of March 31, 2023, there was $2.2 million of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 3.88 years.

Restricted share units granted under the LTIP

Under the LTIP, RSUs may be issued to certain directors and key employees. The scheme rules allow for a maximum of 2 million RSUs to be granted in any financial year and for a maximum of 12 million RSUs to be granted in aggregate over the life of the plan.

2 million time-based RSUs were granted on June 1, 2020, and vest in tranches of 50% per annum, commencing on the second anniversary of the grant date. Vesting is conditional upon the continued employment of the recipient with the Company. Management estimates forfeiture to be approximately 5%. Settlement will take place in the Company’s shares. The Company has no legal or constructive obligation to settle the RSUs in cash. The weighted average grant date fair value per RSU granted was 32 U.S. cents. U.S. currency amounts are based on a ZAR:USD exchange rate of 17.9772 as of March 31, 2023. The grant date fair value was determined by deducting the present value of expected dividends to be paid per share prior to vesting from the closing market price of the Company’s shares on the grant date. The unrecognized compensation cost related to unvested RSUs as of March 31, 2023 was immaterial, which will be recognized over a weighted average period of 0.2 year, which is also the weighted average remaining contractual period.

The following table summarizes the Company’s unvested RSUs for the fiscal year ended March 31, 2023:

	Number of RSUs	Weighted- Average Grant-Date Fair Value in U.S. Cents*
Unvested as of April 1, 2022	2,000,000	32
Settled	(1,000,000)	32
Forfeited	(200,000)	32
Unvested as of March 31, 2023	800,000	32
* The exercise price used to determine the grant date fair value is denominated in South African cents. U.S. currency amounts are based on a ZAR:USD exchange rate of 17.9772 as of March 31, 2023.

Performance shares granted under the LTIP

Under the LTIP, performance shares may be issued to certain directors and key employees. The performance shares granted vest immediately once the service and performance conditions have been met. Settlement takes place by delivering ordinary shares equal to the number of performance shares that have vested, alternatively as a fall back provision only, by settling the value in cash.
No performance shares were granted during fiscal year 2022 or fiscal year 2023 under this scheme.

18. Debt

As of March 31, 2022 and 2023, debt comprises bank overdrafts of $5.6 million and $15.3 million, respectively. Details of undrawn facilities are shown below:

		As of March 31,
	Interest rate	2022	2023
Undrawn borrowing facilities at floating rates include:
– Standard Bank:
CFC Overdraft	SA prime* less 1.2%	$—	$1,180
Vehicle and asset finance	SA prime* less 1.2%	587	—
Working capital facility	SA prime* less 0.25%	544	—
– Nedbank Limited overdraft	SA prime* less 2%	690	264
– Investec Facility:
General committed banking facility	SA Prime* less 1.5%	—	7,222
General uncommitted banking facility	Negotiable (overnight or daily rates)	—	10,000
		$1,821	$18,666

*South African prime interest rate

As of March 31, 2022 and 2023, the South African prime interest rate was 7.75% and 11.25%, respectively. The Standard Bank of South Africa Limited (“Standard Bank”) and Nedbank Limited facilities have no fixed renewal date and are repayable on demand. The facility from Nedbank Limited is unsecured.

On June 29, 2022, the Company entered into a new credit facility agreement with Investec Bank Limited (“Investec”) for a 364-
day renewable committed general credit facility of R350 million ($22 million at a USD/ZAR exchange rate of $1:ZAR 16.1546), (the “Committed Facility”) and an uncommitted general credit facility of $10 million (the “Uncommitted Facility”). As of March 31, 2023, $12.2 million of the committed general credit facility was utilized.

Under the Committed Facility, the Company will pay a commitment fee charged at 30bps on any undrawn portion of the Committed Facility (plus VAT on such amount), calculated monthly and payable, free of deduction, monthly in arrears on first business day of each month. The Uncommitted Facility is repayable on demand by Investec and a fee of 30bps per annum shall be charged on any undrawn portion of the Uncommitted Facility (plus VAT on such amount), calculated monthly and payable, free of deduction, monthly in arrears on the seventh business day of each month.

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

Mix Telematics Africa (Pty) Ltd, Mix Telematics International (Pty) Ltd and Mix Telematics Enterprise SA (Pty) Ltd have issued guarantees in favour of Investec in terms of which they guarantee the performance by MiX Telematics Limited of all its obligations to Investec.

In November 2022, the Company concluded a second amendment to the credit agreement with Standard Bank, which entitles the Company to utilize a maximum amount of R70 million (the equivalent of $3.9 million as of March 31, 2023), in the form of a customer foreign currency account overdraft facility (the “CFC Overdraft Facility”). All other facilities under the facility letter with Standard Bank were replaced by the CFC Overdraft Facility. The CFC Overdraft Facility has no fixed renewal date and is repayable on demand. The CFC Overdraft Facility bears interest at the South African Prime interest rate less 1.2% per annum. As of March 31, 2023, $3.0 million of the facility was utilized.

The Company also terminated the suretyship securing the Customer’s indebtedness (among other parties), to Standard Bank, which was signed by the Company and its subsidiaries; MiX Telematics Africa and MiX Telematics International Proprietary Limited. A new suretyship agreement was entered into providing that the Company and only one subsidiary being Mix Telematics International Proprietary Limited, binds themselves as surety(ies) and co-principal debtor(s) for the payment of all the present and future debts of any kind of the Company and Mix Telematics International Proprietary Limited to Standard Bank. The security release letter also provides that Standard Bank’s claims to any security furnished by the Company and its subsidiaries under the original suretyship agreement have been released upon signature of the new suretyship agreement.

19. Restructuring

During the last quarter of fiscal year 2023, the Company implemented strategic cost-saving initiatives to the organization in an effort to consolidate the Company’s sales function. Restructuring activities primarily related to headcount reductions of various sales function staff which resulted in severance, and other related costs being incurred. Severance costs generally include severance payments, health insurance, legal and other costs. Restructuring activities only affected the Middle East and Australasia, Americas, CSO and Europe reporting segments, respectively.

In connection with the restructuring, we have recorded total restructuring costs of $1.0 million in the form of employee termination benefits. $0.4 million, $0.4 million, $0.1 million and $0.1 million of the restructuring costs related to the Middle East and Australasia, Americas, Europe and CSO reporting segments, respectively. This represented the total amount expected to be incurred and the total incurred to date since inception in respect of severance-related activities. As at March 31, 2023, no additional charges are expected to be incurred in connection with this plan. Restructuring costs are included in Administration and other expenses in the Consolidated Statements of Income. The restructuring is expected to be concluded and settled by the first quarter of fiscal year 2024.

The restructuring activity related to severance activity described above is recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets and is summarized as follows:

As of March 31,
2023
Opening balance	$—
Costs incurred	1,022
Settled cash	(474)
Foreign currency translation differences	(79)
Closing balance	$469

20. Commitments and contingencies
Capital commitments

As of March 31, 2021, 2022 and 2023, the Company had approved, and contracted, capital commitments for property, plant and equipment of $1.2 million, $14.8 million and $2.2 million, respectively; and for intangible assets of $1.3 million, $1.6 million and $1.4 million, respectively.

Capital commitments will be funded out of a mixture of working capital and cash and cash equivalents.

Contingencies

Service agreement
In terms of an amended network services agreement with Mobile Telephone Networks Proprietary Limited (“MTN”), MTN is entitled to claw back payments from MiX Telematics Africa Proprietary Limited, a subsidiary of the Company, in the event of early cancellation of the agreement or certain base connections not being maintained over the term of the agreement. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2022 and 2023 was $1.7 million and $1.1 million, respectively. No loss is considered probable under this arrangement.

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

The Tribunal has set the matter for hearing from June 24 to July 2, 2024. Leading up to that date various intermediary steps such as discovery, filing of witness statements and trial bundle exchanges will take place.

We cannot predict the timing of a resolution or the ultimate outcome of the matter. However, the Company and its external legal advisers continue to believe that we have consistently adhered to all applicable laws and regulations and that the referral from the Commission is without merit. As of March 31, 2023, we have not made any provisions for this matter as an estimate of the possible loss or range of loss could not be made, and we do not believe that an outflow of economic resources is probable.

21. Retirement benefits

It is the policy of the Company to provide retirement benefits to all its South African, United Kingdom, United States, Brazilian and Australian employees. All these retirement benefits are defined contribution plans and are held in separate trustee-administered funds. These plans are funded by members as well as company contributions. The South African plan is subject to the Pension Funds Act of 1956, the UK plan is subject to the United Kingdom Pensions Act 2008 and the Australian plan is subject to the Superannuation Guarantee Administration Act of 1992. In Brazil, the Company contributes to a mandatory state social contribution plan known as Regime Geral de Previdência Social. In Romania there is a mandatory social security contribution paid to the state budget, as defined by the Pension Law (Law 263/2010) and the Fiscal Code (Law 227/2015). For the United States employees, a voluntary Internal Revenue Service section 401(k) tax-deferred as well as a Roth IRA post-tax defined contribution schemes are offered. The full extent of the Company’s liability, in respect of the retirement benefits offered, is the contributions made, which are charged to the Consolidated Statements of Income as they are incurred. The total Company contribution to such schemes for the years ended March 31, 2021, 2022 and 2023 were $1.9 million, $2.1 million and $2.0 million, respectively.

22. Related party transactions

There were no related party transactions during the years ended March 31, 2021, 2022 and 2023.

23. Subsequent events

Other than the items below, the directors are not aware of any matter material or otherwise arising since March 31, 2023 and up to the date of this report, not otherwise dealt with herein.

Dividend declared
The Board of Directors declared in respect of the fourth quarter of fiscal year 2023 which ended on March 31, 2023, a dividend of 4.50000 South African cents per ordinary share and 1.12500 South African Rand per ADS that will be paid on June 29, 2023.

24. Exchange rates

The Company is subject to fluctuations in exchange rates between the ZAR and foreign currencies, primarily the U.S. Dollar and the British Pound. The following major rates of exchange were used in the preparation of the consolidated financial statements:

		As of March 31,
		2021	2022	2023
USD:ZAR	– closing	14.92	14.49	17.98
	– average	16.37	14.86	16.99

USD:GBP	– closing	0.73	0.76	0.81
	– average	0.77	0.73	0.83

Schedule II - Valuation and Qualifying Accounts
(Amounts in thousands)

Description	Balance at beginning of the year	Net additions / (decreases) - charged to costs and expenses	Net additions / (decreases) - charged to other accounts [1]	Deductions		Balance at end of the year
Year ended March 31, 2021
Allowance for doubtful accounts	$3,602	$2,961	$670	$(1,656)	2	$5,577
Deferred taxation valuation allowance	748	19	(4)	(252)	3	511
Year ended March 31, 2022
Allowance for doubtful accounts	5,577	2,559	145	(2,855)	2	5,426
Deferred taxation valuation allowance	511	349	(266)	53	3	647
Year ended March 31, 2023
Allowance for doubtful accounts	5,426	4,202	(752)	(6,131)	2	2,745
Deferred taxation valuation allowance	$647	$(209)	$(234)	$—	3	$204

1 Foreign currency translation adjustments.
2 Amounts relate to write-offs of uncollectible accounts, net of recoveries.
3 Amounts relate to utilization of previously unrecognized tax losses.