Form 10-Q
period 2023-06-30
MiX Telematics Ltd
filed 2023-08-09
CIK 1576914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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

As of July 28, 2023, the registrant had 554,020,612 ordinary shares, of no par value, outstanding. This number excludes 53,816,750 shares held by the registrant as treasury stock.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2023	June 30, 2023 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,876	$27,101
Restricted cash	781	763
Accounts receivables, net of allowances for doubtful accounts of $2.7 million and $2.8 million as of March 31, 2023 and June 30, 2023, respectively	24,194	25,930
Inventory, net	4,936	4,271
Prepaid expenses and other current assets	9,950	9,462
Total current assets	69,737	67,527
Property, plant and equipment, net	36,779	37,380
Goodwill	39,258	38,415
Intangible assets, net	21,895	21,124
Deferred tax assets	2,090	1,877
Other assets	6,804	7,768
Total assets	$176,563	$174,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$15,253	$14,817
Accounts payables	6,120	5,428
Accrued expenses and other liabilities	21,486	22,677
Contingent consideration	3,569	3,279
Deferred revenue	5,295	4,669
Income taxes payable	298	427
Total current liabilities	52,021	51,297
Deferred tax liabilities	12,357	12,767
Long-term accrued expenses and other liabilities	3,368	3,382
Total liabilities	67,746	67,446
Stockholders’ equity:
MiX Telematics Limited stockholders’ equity
Preference shares: 100 million shares authorized but not issued	—	—
Ordinary shares: 608.8 million and 607.8 million no-par value shares issued as of March 31, 2023 and June 30, 2023, respectively	64,001	63,455
Less treasury stock at cost: 53.8 million shares as of March 31, 2023 and June 30, 2023	(17,315)	(17,315)
Retained earnings	79,024	79,291
Accumulated other comprehensive loss	(13,399)	(15,532)
Additional paid-in capital	(3,499)	(3,259)
Total MiX Telematics Limited stockholders’ equity	108,812	106,640
Non-controlling interest	5	5
Total stockholders’ equity	108,817	106,645

Total liabilities and stockholders’ equity	$176,563	$174,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2022	2023
Revenue
Subscription	$30,963	$32,211
Hardware and other	4,096	4,140
Total revenue	35,059	36,351
Cost of revenue
Subscription	10,053	10,213
Hardware and other	3,273	3,025
Total cost of revenue	13,326	13,238
Gross profit	21,733	23,113
Operating expenses
Sales and marketing	4,332	3,506
Administration and other	14,975	15,215
Total operating expenses	19,307	18,721
Income from operations	2,426	4,392
Other income/(expense)	899	(709)
Interest income	750	269
Interest expense	263	502
Income before income tax expense	3,812	3,450
Income tax expense	3,134	1,842
Net income	678	1,608
Less: Net income attributable to non-controlling interest	—	—
Net income attributable to MiX Telematics Limited	$678	$1,608

Net income per ordinary share
Basic	$0.001	$0.003
Diluted	$0.001	$0.003

Net income per American Depositary Share
Basic	$0.03	$0.07
Diluted	$0.03	$0.07

Ordinary shares
Weighted average	551,367	554,841
Diluted weighted average	556,665	555,464

American Depositary Shares
Weighted average	22,055	22,194
Diluted weighted average	22,267	22,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2022	2023
Net income	$678	$1,608
Other comprehensive loss
Foreign currency translation losses, net of tax	(10,032)	(2,133)
Total comprehensive loss	(9,354)	(525)
Less: Total comprehensive income attributable to non-controlling interest	—	—
Total comprehensive loss attributable to MiX Telematics Limited	$(9,354)	$(525)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 31, 2022 and 2023
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of April 1, 2022	605,177	$64,390	$(17,315)	$3,909	$(4,001)	$79,709	$126,692	$5	$126,697
Net income	—	—	—	—	—	678	678	—	678
Other comprehensive loss	—	—	—	(10,032)	—	—	(10,032)	—	(10,032)
Issuance of common stock in relation to SARs and RSUs exercised	1,054	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	(192)	—	(192)	—	(192)
Dividends of 4 South African cents (0.3 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,418)	(1,418)	—	(1,418)
Balance as of June 30, 2022	606,231	$64,390	$(17,315)	$(6,123)	$(4,193)	$78,969	$115,728	$5	$115,733

Balance as of April 1, 2023	608,754	$64,001	$(17,315)	$(13,399)	$(3,499)	$79,024	$108,812	$5	$108,817
Net income	—	—	—	—	—	1,608	1,608	—	1,608
Other comprehensive loss	—	—	—	(2,133)	—	—	(2,133)	—	(2,133)
Issuance of common stock in relation to RSUs exercised	800	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	240	—	240	—	240
Dividends of 4.5 South African cents (0.2 U.S cents) per ordinary share declared	—	—	—	—	—	(1,341)	(1,341)	—	(1,341)
Ordinary shares repurchased and cancelled	(1,716)	(546)	—	—	—	—	(546)	—	(546)
Balance as of June 30, 2023	607,838	$63,455	$(17,315)	$(15,532)	$(3,259)	$79,291	$106,640	$5	$106,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2022	2023
Cash flows from operating activities
Net income	$678	$1,608
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Current income taxes	602	767
Deferred income taxes	2,532	1,075
Profit on sale of property, plant and equipment	(33)	(4)
Contingent consideration remeasurement	—	(24)
Depreciation	2,626	2,567
Amortization of intangible assets	1,120	1,445
Amortization of deferred commissions	942	1,066
Net interest (income)/expense	(487)	233
Stock based compensation costs	(192)	240
Net foreign exchange (gains)/losses	(845)	730
Change in allowance for doubtful accounts	720	818
Write-down of inventory to net realizable value	57	70
Net accrued expenses and other liabilities raised	(299)	(135)
Other non-cash items	(119)	(18)
Changes in operating assets and liabilities:
Inventories	(1,046)	595
Accounts receivables	(797)	(2,554)
Prepaid expenses and other current assets	(2,335)	(382)
Accounts payables	(1,016)	(666)
Accrued expenses and other liabilities	(905)	141
Deferred commissions	(1,851)	(1,862)
Foreign currency translation adjustments on operating assets and liabilities	(630)	(785)
Interest received	336	258
Interest paid	(165)	(376)
Income tax received	422	172
Net cash (used in)/provided by operating activities	(685)	4,979

Cash flows from investing activities
Acquisition of property, plant and equipment – in-vehicle devices	(4,887)	(3,447)
Acquisition of property, plant and equipment – other	(305)	(169)
Proceeds from the sale of property, plant and equipment	33	—
Acquisition of intangible assets	(1,492)	(1,355)
Net cash used in investing activities	(6,651)	(4,971)

Cash flows from financing activities
Cash paid for ordinary shares repurchased	—	(546)
Cash paid on dividends to MiX Telematics Limited stockholders	(1,416)	(1,331)
Movement in short-term debt	1,044	63
Net cash used in financing activities	(372)	(1,814)

Net decrease in cash and cash equivalents, and restricted cash	(7,708)	(1,806)

Cash and cash equivalents, and restricted cash at beginning of the period	34,719	30,657
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1,385)	(987)
Cash and cash equivalents, and restricted cash at end of the period	$25,626	$27,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Summary of Significant Accounting Policies

Nature of the Business

MiX Telematics Limited and its subsidiaries (“the Company”) is a global provider of connected fleet and mobile asset solutions delivered as Software-as-a-Service (“SaaS”). The Company’s solutions enable customers to manage, optimize and protect their investments in commercial fleets, mobile assets or personal vehicles. The Company’s solutions enable a wide range of customers, from large enterprise fleets to small fleet operators and consumers, to reduce fuel and other operating costs, improve efficiency, enhance regulatory compliance, promote driver safety, manage risk and mitigate theft.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2023 filed with the SEC on June 22, 2023.

Use of estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported and disclosed. Significant estimates include, but are not limited to, fair value measurement of contingent consideration, allowances for doubtful accounts, the assessment of expected cash flows used in evaluating goodwill for impairment and income and deferred taxes. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

We have considered the impact of rising inflation, fuel prices, global politics, sanctions and the impact thereof on global trade on the estimates and assumptions used. As of June 30, 2023, we have taken into account the impact of the above on goodwill sensitivities and impairment assessments. However, future changes in economic conditions could have an impact on future estimates and judgements used.

Summary of significant accounting policies

There have been no changes to the Company’s significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, filed with the SEC on June 22, 2023, that have had a material impact on the Company’s Condensed Consolidated Financial Statements and related notes.

Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted during the three months ended June 30, 2023.

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

Contract liabilities
When customers are invoiced in advance for subscription services that will be provided over periods of more than one month, or pay in advance of service periods of more than one month, deferred revenue liabilities are recorded. Deferred revenue as of March 31, 2023 and June 30, 2023 was $5.3 million and $4.7 million, respectively. During the quarter ended June 30, 2022 and June 30, 2023, revenue of $1.3 million and $1.2 million respectively, was recognized which was included in the deferred revenue balances at the beginning of each such quarter.

Contract acquisition costs
Commissions payable to sales employees and external third parties which are incurred to acquire contracts are capitalized and amortized, unless the amortization period is 12 months or less, in which instance they are expensed immediately. Deferred commissions were $6.0 million and $7.0 million as of March 31, 2023 and June 30, 2023, respectively, and are included in Other assets on the Condensed Consolidated Balance Sheets.

The following is a summary of the amortization expense recognized (in thousands):

	Three Months Ended June 30,
	2022	2023
Amortization recognized during the period:	$(941)	$(1,067)
–Cost of revenue (external commissions)	(740)	(856)
–Sales and marketing (internal commissions)	(201)	(211)

3. Credit risk related to accounts receivable

The movements in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended June 30,
	2022	2023
Balance at April 1	$5,426	$2,745
Bad debt provision	720	818
Write-offs	(573)	(700)
Foreign currency translation differences	(470)	(64)
Balance at June 30	$5,103	$2,799

Overview of the Company’s exposure to credit risk from customers

The maximum exposure to credit risk at the reporting date is the carrying value of each receivable and loan to external parties, net of impairment losses where relevant. As of March 31, 2023 and June 30, 2023, the Company had no significant concentration of credit risk, due to its spread of customers across various operations and geographical locations.

The Company does not hold any collateral as security.

4. Inventory

Inventory, which comprises of components and finished goods, is stated at the lower of cost and net realizable value. Cost is determined using a first-in, first-out, actual cost or weighted average cost basis.

Inventory comprises of the following (in thousands):

	March 31, 2023	June 30, 2023
Components	$3,131	$2,242
Finished goods	3,146	3,063
Total inventory	6,277	5,305
Less: Provision for impairment	(1,341)	(1,034)
Inventory, net	$4,936	$4,271

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets comprise of the following (in thousands):

	March 31, 2023	June 30, 2023
Pre-payments	$2,742	$3,792
Prepaid taxes	95	98
Indemnification asset	474	264
Current income tax asset	1,496	652
VAT receivable	1,362	1,191
Sundry debtors	3,378	3,135
Deposits	131	122
Staff receivable	91	85
Lease receivable	171	116
Interest receivable	10	7
	$9,950	$9,462

6. Property, plant and equipment

Property, plant and equipment comprises owned and right of use assets. The Company leases many assets including property, motor vehicles and office equipment.

The cost and accumulated depreciation of owned assets are as follows (in thousands):

	March 31, 2023	June 30, 2023
Owned assets
Plant and Equipment	$793	$764
Motor Vehicles	1,948	1,882
Furniture, fixtures and equipment	1,295	1,129
Computer and radio equipment	3,743	3,744
In-vehicle devices	72,405	74,169
Assets in progress	26	10
Owned assets, gross	80,210	81,698
Less: accumulated depreciation and impairments	(46,932)	(47,922)
Owned assets, net	$33,278	$33,776

Depreciation expense related to owned assets during the three months ended June 30, 2022 and 2023 was $2.6 million and $2.6 million, respectively. Depreciation expense related to in-vehicle devices is included in subscription cost of revenue.

During the three months ended June 30, 2023, the Africa segment increased the useful lives of its installed in-vehicle devices. The reassessment of the useful lives resulted in a $0.2 million reduction in the depreciation expense relative to what would have been recognized for the three months ended June 30, 2023 had the change not occurred.

The cost and accumulated depreciation of right-of-use assets are as follows (in thousands):

	March 31, 2023	June 30, 2023
Right-of-use assets
Property	$5,792	$5,555
Equipment, motor vehicles and other	259	281
Less: accumulated depreciation	(2,550)	(2,232)
Right of use assets, net	$3,501	$3,604

7. Intangible assets

Intangible assets comprise the following (in thousands):

		As of March 31, 2023			As of June 30, 2023
	Useful life (in years)	Gross Carrying amount	Accumulated amortization	Net	Gross Carrying amount	Accumulated amortization	Net
Patents and trademarks	3 - 10	$90	$(63)	$27	$130	$(102)	$28
Customer relationships	1 - 10	8,234	(3,061)	5,173	8,322	(3,431)	4,891
Internal-use software, technology and other	1 - 20	39,031	(22,336)	16,695	37,777	(21,572)	16,205
Total		$47,355	$(25,460)	$21,895	$46,229	$(25,105)	$21,124

For the three months ended June 30, 2022 and 2023, amortization expense of $1.1 million and $1.4 million respectively, has been recognized. Non-cash disposals of $0.6 million and $1.8 million were recognized for the three months ended June 30, 2022 and 2023, respectively. Foreign exchange related gains of $2.0 million and nil, on accumulated amortization, were recognized for the three months ended June 30, 2022 and 2023, respectively.

8. Accrued expenses and other liabilities

Accrued expenses and other liabilities comprise the following (in thousands):

	March 31, 2023	June 30, 2023
Current:
Product warranties	$317	$294
Maintenance	430	348
Employee-related accruals	3,392	3,271
Bonus and incentives	3,344	4,480
Lease liabilities	688	782
Accrued commissions	3,675	3,789
Loss contingency (1)	474	264
Value added tax payables	1,239	1,404

Post-acquisition support and hardware payable (1)	2,265	2,827
Other accruals	5,662	5,218
Total current	$21,486	$22,677

Non-current:
Lease liabilities	$2,966	$3,045
Other liabilities	402	337
Total non-current	$3,368	$3,382

(1) Relates to the acquisition of Trimble’s Field Service Management (“FSM”) business.

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

	As of June 30,
	2022	2023
Product warranties
Opening balance	$683	$359
Warranty expense	6	—
Reclassification (1)	(275)	—
Utilized	—	(22)
Foreign currency translation difference	(55)	(5)
Balance as of June 30	$359	$332
Non-current portion (included in other liabilities)	$46	$38
Current portion	$313	$294

(1) Relates to a reclassification of certain costs from Product warranties to the Maintenance provision during fiscal year 2023.

9. Development expenditure

Development expenditure incurred comprises the following (in thousands):

	Three Months Ended June 30,
	2022	2023
Costs capitalized (1)	$1,041	$1,030
Costs expensed (2)	1,555	1,344
Total costs incurred	$2,596	$2,374

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

The components of lease cost are as follows (in thousands):

	Three Months Ended June 30,
	2022	2023
Operating lease cost	$332	$315
Short-term lease cost	46	95
Total lease cost	$378	$410

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended June 30,
	2022	2023
Operating cash flow information:
Cash payments included in the measurement of lease liabilities	$376	$241
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$199	$449

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	March 31, 2023	June 30, 2023
Weighted-average remaining lease term - operating leases (months) (1)	22	21
Weighted-average discount rate - operating leases	8.0%	8.2%

(1) Including expected renewals where appropriate.

Maturities of operating lease liabilities as of June 30, 2023 were as follows (in thousands):

2024 (remainder)	$816
2025	915
2026	813
2027	707
2028	670
Thereafter	800
Total future minimum lease payments	4,721
Less: Imputed interest	(894)
Present value of future minimum lease payments	3,827
Less: Current portion of lease liabilities	(782)
Non-current portion of lease liabilities	$3,045

11. Income taxes

Our income tax provision reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete events which are recorded in the period they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 82.2% for the three months ended June 30, 2022 compared to 53.4% for the three months ended June 30, 2023.

12. Earnings per share

Basic
Basic earnings per share is calculated by dividing the income attributable to ordinary shareholders of the parent by the weighted average number of ordinary shares in issue during the period.

The net income and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2022	2023
Ordinary shares:
Numerator (basic)
Net income attributable to MiX Telematics Limited stockholders	$678	$1,608
Denominator (basic)
Weighted-average number of ordinary shares in issue and outstanding	551,367	554,841
Basic earnings per share	$0.001	$0.003

American Depositary Shares*:
Numerator (basic)
Net income attributable to MiX Telematics Limited stockholders	$678	$1,608
Denominator (basic)
Weighted-average number of American Depositary Shares in issue and outstanding	22,055	22,194
Basic earnings per American Depositary Share	$0.03	$0.07
*One American Depositary Share is the equivalent of 25 ordinary shares.

Diluted
Diluted earnings per share is calculated by dividing the diluted income attributable to ordinary shareholders by the diluted weighted average number of ordinary shares in issue during the period. Restricted share units and stock appreciation rights granted to directors and employees are considered to be potential ordinary shares. They have been included in the determination of diluted earnings per share if the required target share price or annual shareholder return hurdles (as applicable) would have been met based on the performance up to the reporting date, and to the extent to which they are dilutive.

	Three Months Ended June 30,
	2022	2023
Ordinary shares:
Numerator (diluted)
Diluted net income attributable to MiX Telematics Limited stockholders	$678	$1,608
Denominator (diluted)
Weighted-average number of ordinary shares in issue and outstanding	551,367	554,841
Adjusted for:
– potentially dilutive effect of stock appreciation rights	3,551	—
– potentially dilutive effect of restricted share units	1,747	623
Diluted-weighted average number of ordinary shares in issue and outstanding	556,665	555,464
Diluted earnings per share	$0.001	$0.003

American Depositary Shares*:
Numerator (diluted)
Diluted net income attributable to MiX Telematics Limited stockholders	$678	$1,608
Denominator (diluted)
Weighted-average number of American Depositary Shares in issue and outstanding	22,055	22,194
Adjusted for:
– potentially dilutive effect of stock appreciation rights	142	—
– potentially dilutive effect of restricted share units	70	25
Diluted weighted-average number of American Depositary Shares in issue and outstanding	22,267	22,219
Diluted earnings per American Depositary Share	$0.03	$0.07

*One American Depositary Share is the equivalent of 25 ordinary shares.

13. Segment information

The Company has six reportable segments, which are based on the geographical location of the five Regional Sales Offices (“RSOs”) and also includes the Central Services Organization (“CSO”). The RSOs provide fleet and mobile asset management solutions and predominantly generate external revenue. CSO is the central services organization that wholesales products and services to RSOs who, in turn, interface with our end-customers, distributors and dealers. CSO is also responsible for the development of hardware and software platforms and provides common marketing, product management, technical and distribution support to each of the other reportable segments. CSO is a reportable segment because it produces discrete financial information which is reviewed by the chief operating decision maker (“CODM”) and has the ability to generate external revenue.

The CODM has been identified as the Chief Executive Officer who makes strategic decisions for the Company. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses income before income tax expense excluding the contingent consideration remeasurement, interest expense, interest income, net foreign exchange gains/losses, net profit on sale of property, plant and equipment, restructuring costs, stock-based compensation reversal/costs, depreciation, amortization, operating lease costs and corporate and consolidation entries. Product development costs are capitalized and amortized and this amortization is excluded from Segment Adjusted EBITDA.

Segment assets are not disclosed because such information is not reviewed by the CODM.

The following tables provide revenue and Segment Adjusted EBITDA (in thousands):

	Three Months Ended June 30, 2022
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$19,061	$1,672	$20,733	$7,937
Europe	3,145	489	3,634	1,236
Americas	3,412	690	4,102	173
Middle East and Australasia	4,099	885	4,984	1,838
Brazil	1,235	360	1,595	435
Total Regional Sales Offices	30,952	4,096	35,048	11,619
Central Services Organization	11	—	11	(2,767)
Total Segment Results	$30,963	$4,096	$35,059	$8,852

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Three Months Ended June 30, 2023
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$18,375	$1,155	$19,530	$8,516
Europe	3,092	357	3,449	1,138
Americas	4,827	285	5,112	533
Middle East and Australasia	4,153	1,807	5,960	2,588
Brazil	1,757	536	2,293	970
Total Regional Sales Offices	32,204	4,140	36,344	13,745
Central Services Organization	7	—	7	(2,462)
Total Segment Results	$32,211	$4,140	$36,351	$11,283

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

A reconciliation of the segment results to income before income tax expense is disclosed below (in thousands):

	Three Months Ended June 30,
	2022	2023
Segment Adjusted EBITDA	$8,852	$11,283
Corporate and consolidation entries	(2,174)	(1,979)
Operating lease costs (1)	(334)	(312)
Product development costs (2)	(343)	(332)
Depreciation and amortization	(3,746)	(4,012)
Stock-based compensation reversal/(costs) (3)	192	(240)
Restructuring costs	—	(23)
Net profit on sale of property, plant and equipment	33	4
Net foreign exchange gains/(losses)	845	(730)
Interest income	750	269
Interest expense	(263)	(502)
Contingent consideration remeasurement	—	24
Income before income tax expense	$3,812	$3,450

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

3.The Executive Vice President and Chief Financial Officer, John Granara, resigned with effect from June 24, 2022. The stock-based compensation reversal for the three months ended June 30, 2022 relates to the forfeiture of stock appreciation rights and restricted share units as a result of the resignation during the period.

No single customer accounted for 10% or more of the Company’s total revenue for the three months ended June 30, 2022 and 2023. No single customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2023 or June 30, 2023.

14. Stock-based compensation plan

The Company has issued equity-classified share incentives under the MiX Telematics Long-Term Incentive Plan (“LTIP”) to directors and certain key employees within the Company.

The LTIP provides for three types of grants to be issued, namely performance shares, restricted share units (“RSUs”) and stock appreciation rights (“SARs”).

As of June 30, 2023, there were 12,790,000 shares reserved for future issuance under the LTIP.

The total stock-based compensation reversal recognized during the three months ended June 30, 2022 was $0.2 million, mainly as a result of the resignation of the Group Chief Financial Officer during the period. The total stock-based compensation expense recognized during the three months ended June 30, 2023 was $0.2 million.

Stock appreciation rights granted under the LTIP

The following table summarizes the activities for the outstanding SARs:

	Number of SARs	Weighted- Average Exercise Price in U.S. Cents*	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)*
Outstanding as of April 1, 2023	35,800,000	37
Granted	10,600,000	27
Exercised	—	—
Forfeited	(475,000)	34
Outstanding as of June 30, 2023	45,925,000	34	4.35

Vested and expected to vest as of June 30, 2023	43,628,750	34	4.35	$—
Vested as of June 30, 2023	—	—	—	$—

As of June 30, 2023, there was $2.6 million of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 4.11 years.

*U.S. currency amounts are based on a ZAR:USD exchange rate of 18.7308 as of June 30, 2023.

Restricted share units granted under the LTIP

0.8 million RSUs were outstanding and unvested as of April 1, 2023. 0.8 million RSUs vested and were settled during the first quarter of fiscal year 2024. There are no outstanding restricted share units as at the end of the first quarter of fiscal year 2024.

The following table summarizes the Company’s unvested RSUs for the quarter ended June 30, 2023:

	Number of RSUs	Weighted- Average Grant-Date Fair Value in U.S. Cents*
Unvested as of April 1, 2023	800,000	31
Settled	(800,000)	31
Unvested as of June 30, 2023	—	—

* The exercise price used to determine the grant date fair value is denominated in South African cents. U.S. currency amounts are based on a ZAR:USD exchange rate of 18.7308 as of June 30, 2023.

15. Debt

As of March 31, 2023 debt comprised bank overdrafts of $15.3 million. As of June 30, 2023 debt comprised $14.4 million of bank overdrafts and $0.4 million of book overdrafts, respectively.

Details of undrawn facilities are shown below:

	Interest rate	March 31, 2023	June 30, 2023
Undrawn borrowing facilities at floating rates include:
– Standard Bank:
CFC Overdraft	SA Prime* less 1.2%	$1,180	$1,561
Overdraft	SA Prime* less 1.2%	—	—
Vehicle and asset finance	SA Prime* less 1.2%	—	—
Working capital facility	SA Prime* less 0.25%	—	—
– Nedbank Limited overdraft	SA Prime* less 2%	264	534
– Investec Bank Limited Facility:
General committed banking facility	SA Prime* less 1.5%	7,222	6,494
General uncommitted banking facility	Negotiable (overnight or daily rates)	10,000	10,000

		$18,666	$18,589
*South African prime interest rate

As of March 31, 2023 and June 30, 2023, the South African prime interest rate was 11.25% and 11.75% respectively. The Standard Bank and Nedbank Limited (“Nedbank”) facilities have no fixed renewal date and are repayable on demand. The facility from Nedbank is unsecured.

On June 29, 2022, the Company entered into a new credit facility agreement with Investec Bank Limited (“Investec”) for a 364-day renewable committed general credit facility of R350 million ($22 million at a USD/ZAR exchange rate of $1:ZAR 16.1546), (the “Committed Facility”) and an uncommitted general credit facility of $10 million (the “Uncommitted Facility”). As of June 30, 2023, $12.2 million of the Committed Facility was utilized. The Committed Facility is in the process of being renewed.

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

In November 2022, the Company concluded a second amendment to the credit agreement with Standard Bank, which entitles the Company to utilize a maximum amount of R70.0 million (the equivalent of $3.7 million as of June 30, 2023), in the form of a customer foreign currency account overdraft facility (the “CFC Overdraft Facility”). All other facilities under the facility letter with Standard Bank were replaced by the CFC Overdraft Facility. The CFC Overdraft Facility has no fixed renewal date and is repayable on demand. The CFC Overdraft Facility bears interest at the South African Prime interest rate less 1.2% per annum. As of June 30, 2023, $2.2 million of the CFC Overdraft Facility was utilized.

In November 2022, the Company also terminated the suretyship securing the Customer’s indebtedness (among other parties) to Standard Bank and signed by the Company and its subsidiaries; MiX Telematics Africa Proprietary Limited (“MiX Telematics Africa”) and MiX Telematics International Proprietary Limited (“MiX Telematics International”). A new suretyship agreement was entered into providing that the Company and only one subsidiary being MiX Telematics International, binds themselves as surety(ies) and co-principal debtor(s) for the payment, when due, of all the present and future debts of any kind of the Company and MiX Telematics International to Standard Bank. The security release letter also provided that Standard Bank’s claims to any security furnished by the Company and its subsidiaries under the original suretyship agreement were released upon signature of the new suretyship agreement.

16. Contingencies

Service agreement
In terms of an amended network services agreement with Mobile Telephone Networks Proprietary Limited (“MTN”), MTN is entitled to claw back payments from MiX Telematics Africa, a subsidiary of the Company, in the event of early cancellation of the agreement or certain base connections not being maintained over the term of the agreement. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2023 and June 30, 2023 was $1.1 million and $1.0 million, respectively. No loss is considered probable under this arrangement.

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

The Tribunal has since set the matter for hearing from June 24 to July 2, 2024. Leading up to that date various intermediary steps such as discovery, filing of witness statements and trial bundle exchanges will take place.

We cannot predict the timing of a resolution or the ultimate outcome of the matter. However, the Company and its external legal advisers continue to believe that we have consistently adhered to all applicable laws and regulations and that the referral from the Commission is without merit. As of June 30, 2023, no intermediary steps have taken place, and we have not made any provisions for this matter as an estimate of the possible loss or range of loss could not be made, and we do not believe that an outflow of economic resources is probable.

17. Subsequent events

Other than the item below, the directors are not aware of any matter material or otherwise arising since June 30, 2023 and up to the date of this report, not otherwise dealt with herein.

Dividend declared
The Board of Directors declared, in respect of the three months ended June 30, 2023, a dividend of 4.50000 South African cents per ordinary share and 1.12500 South African Rand per ADS, which will be paid on September 7, 2023 to ADS holders on record as of the close of business on August 25, 2023.

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
We were founded in 1996 and we have offices in South Africa, the United Kingdom, the United States, Uganda, Brazil, Australia, Romania, United Arab Emirates, Mexico and India as well as a network of more than 130 fleet value-added resellers worldwide. MiX Telematics’ shares are publicly traded on the Johannesburg Stock Exchange (JSE: MIX) and MiX Telematics’ American Depositary Shares are listed on the New York Stock Exchange (NYSE: MIXT).

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
Inflation Risk
We believe that inflation may have a material effect on our business, financial condition or results of operations in the current fiscal year. Current economic projections remain uncertain as a result of the sudden and sharp surge in global inflation mainly as a result of global supply chain constraints, rising energy and commodity prices, global politics, fiscal and monetary policies and the impact thereof on global trade. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset these higher costs through price increases. Our inability to do so could harm our business, financial condition and results of operations. Refer to Part II Item 1A. “Risk Factors” for further information regarding inflation risk.

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
In the first quarter of fiscal year 2024, subscription revenue has increased as a percentage of total revenue due to a decrease in hardware and other revenue. In the three months ended June 30, 2022 and 2023, subscription revenue represented 88.3% and 88.6%, respectively, of our total revenue.

Subscribers
Subscribers represent the total number of discrete services we provide to customers at the end of the period.

	As of June 30,
	2022	2023
Subscribers	838,341	1,042,405

During the first quarter of fiscal year 2024, the Company’s subscriber base increased by a net 40,500 subscribers, compared to the net growth of 23,200 subscribers during the first quarter of fiscal year 2023. The growth was mainly due to asset tracking and light fleet subscribers in the Africa segment. The subscriber balance at June 30, 2023 includes net 31,484 subscribers added by MiX Telematics North America, from the FSM business acquired during fiscal year 2023.
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
The CODM has been identified as the Chief Executive Officer who makes strategic decisions. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses income before income tax expense excluding the contingent consideration remeasurement, interest expense, interest income, net foreign exchange gains/losses, net profit on sale of property, plant and equipment, restructuring costs, stock-based compensation reversal/costs, depreciation, amortization, operating lease costs and corporate and consolidation entries. Product development costs are capitalized and amortized, and this amortization is excluded from Segment Adjusted EBITDA.
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

Research and Development
For additional disclosures in respect of research and development, technology and intellectual property please refer to “Item 1. Business” in our Annual Report on Form 10-K for the year ended March 31, 2023, which we filed with the SEC on June 22, 2023.

Taxes
During the three months ended June 30, 2022 and 2023, our effective tax rates were 82.2% and 53.4%, respectively, compared to a South African statutory rate of 27% (2022: 28%). Taxation mainly consists of normal statutory income tax paid or payable and deferred tax on any temporary differences.
Our effective tax rate may vary primarily according to the mix of profits made in various jurisdictions and the impact of certain non-deductible/non-taxable foreign exchange movements, net of tax. Refer to the Non-GAAP Financial Information section for the reconciliation of adjusted effective tax rate. As a result, significant variances in future periods may occur.

Results of Operations
The following table sets forth certain consolidated statements of income data:

	Three Months Ended June 30,
	2022	2023
	(In thousands)
Total revenue	$35,059	$36,351
Total cost of revenue	13,326	13,238
Gross profit	21,733	23,113
Sales and marketing	4,332	3,506
Administration and other	14,975	15,215
Income from operations	2,426	4,392
Other income/(expense)	899	(709)
Interest income	750	269
Interest expense	263	502
Income tax expense	3,134	1,842
Net income	678	1,608
Less: Net income attributable to non-controlling interest	—	—
Net income attributable to MiX Telematics Limited	$678	$1,608

The following table sets forth, as a percentage of revenue, consolidated statements of income data:

	Three Months Ended June 30,
	2022	2023
	(Percentage)
Total revenue	100.0%	100.0%
Total cost of revenue	38.0	36.4
Gross profit	62.0	63.6
Sales and marketing	12.4	9.6
Administration and other	42.7	41.9
Income from operations	6.9	12.1
Other income/(expense)	2.6	(2.0)
Interest income	2.1	0.7
Interest expense	0.8	1.4
Income tax expense	8.9	5.1
Net income	1.9	4.4
Less: Net income attributable to non-controlling interest	—	—
Net income attributable to MiX Telematics Limited	1.9	4.4

Results of Operations for the Three Months Ended June 30, 2022 and 2023

Revenue

	Three Months Ended June 30,
	2022	2023	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$30,963	$32,211	4.0%	15.6%
Hardware and other revenue	4,096	4,140	1.1%	7.9%
	$35,059	$36,351	3.7%	14.7%

Our total revenue increased by $1.3 million, or 3.7%, from the first quarter of fiscal year 2023. The principal factors affecting our revenue growth included:
•Subscription revenue increased by 4.0% to $32.2 million, compared to $31.0 million for the first quarter of fiscal year 2023. The FSM business acquired on September 2, 2022 contributed $2.1 million to the subscription revenue for the first quarter of fiscal year 2024. Subscription revenue represented 88.6% of total revenue during the first quarter of fiscal year 2024. Subscription revenue increased by 15.6% on a constant currency basis, year over year, of which 6.8% is attributable to the FSM business acquisition. During the first quarter of fiscal year 2024, our subscriber base grew by a net 40,500 subscribers, or 4.0%, to over 1,042,000 subscribers at June 30, 2023, compared to the net growth of 23,200 subscribers during the first quarter of fiscal year 2023. The growth during the first quarter of fiscal year 2024 was mainly due to asset tracking and light fleet subscribers in the Africa segment.

The majority of our total revenue and subscription revenue are derived from currencies other than the U.S. Dollar. Accordingly, the strengthening of the U.S. Dollar against these currencies (in particular against the South African Rand), has negatively impacted our revenue and subscription revenue reported in U.S. Dollars. Compared to the first quarter of fiscal year 2023, the South African Rand weakened by 20% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R18.65 in the first quarter of fiscal year 2024 compared to an average of R15.55 during the first quarter of fiscal year 2023. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first quarter of fiscal year 2024 led to a 11.6% decrease in reported U.S. Dollar subscription revenue.

•Hardware and other revenue was $4.1 million, which is in-line with the first quarter of fiscal year 2023. Hardware and other revenue increased by 7.9% on a constant currency basis, year over year.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first quarter of fiscal year 2024 led to a 11.0% decrease in reported U.S. Dollar total revenue.

A breakdown of third-party revenue by segment is shown in the table below:

	Three Months Ended June 30,
	2022	2023	2022	2023	2022	2023
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$20,733	$19,530	$19,061	$18,375	$1,672	$1,155
Americas	4,102	5,112	3,412	4,827	690	285
Europe	3,634	3,449	3,145	3,092	489	357
Middle East and Australasia	4,984	5,960	4,099	4,153	885	1,807
Brazil	1,595	2,293	1,235	1,757	360	536
CSO	11	7	11	7	—	—
Total	$35,059	$36,351	$30,963	$32,211	$4,096	$4,140

In the Africa segment, subscription revenue decreased by $0.7 million, or 3.6%. On a constant currency basis, the increase in subscription revenue was 14.3%, as a result of a 26.5% increase in subscribers since July 1, 2022. Hardware and other revenue decreased by 30.9%. Total revenue decreased by $1.2 million, or 5.8%. Total revenue increased by 11.8% on a constant currency basis.
In the Americas segment, subscription revenue increased by $1.4 million, or 41.5%. The FSM business acquired on September 2, 2022 reported subscription revenue of $2.1 million during the quarter which contributed to the subscription revenue increase. Hardware and other revenue decreased by 58.7%. Total revenue increased by $1.0 million, or 24.6%.

In the Europe segment, subscription revenue decreased by $0.1 million, or 1.7%. On a constant currency basis, subscription revenue decreased by 2.5%. Subscribers decreased by 1.8% since July 1, 2022. Hardware and other revenue decreased by 27.0%. Total revenue decreased by $0.2 million, or 5.1%. Total revenue decreased by 5.9% on a constant currency basis.
In the Middle East and Australasia segment, subscription revenue increased by $0.1 million, or 1.3%. On a constant currency basis, subscription revenue increased by 5.6%, as a result of a 6.7% increase in subscribers since July 1, 2022. Hardware and other revenue increased by $0.9 million, or 104.2%. Total revenue increased by $1.0 million, or 19.6%. Total revenue in constant currency increased by 24.5%.
In the Brazil segment, subscription revenue increased by $0.5 million, or 42.3%. On a constant currency basis, subscription revenue increased by 43.6%. Subscribers increased by 21.1% since July 1, 2022. Hardware and other revenue increased by $0.2 million or 48.9%. Total revenue increased by $0.7 million, or 43.8%. On a constant currency basis, total revenue increased by 45.1%.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2022	2023
	(In thousands, except for percentages)
Cost of revenue - subscription	$10,053	$10,213
Cost of revenue - hardware and other	3,273	3,025

Gross profit	$21,733	$23,113
Gross profit margin	62.0%	63.6%
Gross profit margin - subscription	67.5%	68.3%
Gross profit margin - hardware and other	20.1%	26.9%
Compared to an increase in total revenue of $1.3 million, or 3.7%, cost of revenue decreased by $0.1 million, or 0.7%, from the first quarter of fiscal year 2023. This resulted in a higher gross profit margin of 63.6% in the first quarter of fiscal year 2024 compared to 62.0% in the first quarter of fiscal year 2023.

Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 88.6% of total revenue in the first quarter of fiscal year 2024 compared to 88.3% in the first quarter of fiscal year 2023. The subscription revenue margin during the first quarter of fiscal year 2024 was 68.3%, compared to 67.5% for the first quarter of fiscal year 2023.
During the first quarter of fiscal year 2024, hardware and other margins were higher than in the first quarter of fiscal year 2023, mainly due to the geographical sales mix and the distribution channels.

Sales and Marketing

	Three Months Ended June 30,
	2022	2023
	(In thousands, except for percentages)
Sales and marketing	$4,332	$3,506
As a percentage of revenue	12.4%	9.6%
Sales and marketing costs decreased by $0.8 million, or 19.1%, from the first quarter of fiscal year 2023 to the first quarter of fiscal year 2024 against a 3.7% increase in total revenue. The decrease in the first quarter of fiscal year 2024 was primarily as a result of decreases of $0.4 million in advertising costs, $0.3 million in employee costs and $0.1 million in travel costs.
In the first quarter of fiscal year 2024, sales and marketing costs represented 9.6% of revenue compared to 12.4% of revenue in the first quarter of fiscal year 2023.
Administration and Other Expenses

	Three Months Ended June 30,
	2022	2023
	(In thousands, except for percentages)
Administration and other	$14,975	$15,215
As a percentage of revenue	42.7%	41.9%

Administration and other expenses increased by $0.2 million, or 1.6%, from the first quarter of fiscal year 2023 to the first quarter of fiscal year 2024.
The FSM business contributed a $0.9 million increase in costs (mainly employee costs). The costs from the business acquired were offset by a decrease of $0.5 million in other employee costs and a decrease of $0.1 million saving in legal fees and other decreases of $0.1 million, none of which were individually significant.
Taxation

	Three Months Ended June 30,
	2022	2023
	(In thousands, except for percentages)
Income tax expense	$3,134	$1,842
Effective tax rate	82.2%	53.4%
Taxation expense decreased by $1.3 million. During the first quarter of fiscal year 2024, net income included a net foreign exchange loss of $0.7 million before tax and a $0.4 million charge from the income tax effect of net foreign exchange losses (which includes a $0.7 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics and MiX Telematics Investments Proprietary Limited (“MiX Investments”), one of our wholly-owned subsidiaries, offset by a $0.3 million deferred tax credit on other foreign exchange losses). During the first quarter of fiscal year 2023, net income included a net foreign exchange gain of $0.8 million before tax and a $2.0 million charge from the income tax effect of net foreign exchange gains (which includes a $1.8 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics and MiX Investments and a $0.2 million deferred tax charge on other foreign exchange losses).

Adjusted effective tax rate, a non-GAAP measure which excludes the impact of net foreign exchange gains and losses, restructuring costs and contingent consideration remeasurement, net of tax is the tax rate used in determining adjusted net income. Adjusted effective tax rate was 33.9% in the first quarter of fiscal year 2024 as compared to 37.0% in the first quarter of fiscal year 2023. Refer to the Non-GAAP Financial Information section for the reconciliation of adjusted effective tax rate.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and adjusted EBITDA margin are two of the profit measures reviewed by the CODM. We define adjusted EBITDA as net income before income taxes, interest expense, interest income, net foreign exchange gains/losses, depreciation of property, plant and equipment including capitalized customer in-vehicle devices, amortization of intangible assets including capitalized internal-use software development costs and intangible assets identified as part of a business combination, stock-based compensation reversal/costs, net profit on sale of property, plant and equipment, restructuring costs and contingent consideration remeasurement. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue.
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

Reconciliation of Net Income to Adjusted EBITDA for the Period
	Three Months Ended June 30,
	2022	2023
	(In thousands)
Net income	$678	$1,608
Plus: Income tax expense	3,134	1,842
Plus: Interest expense	263	502
Less: Interest income	(750)	(269)
(Less)/plus: Net foreign exchange (gains)/losses	(845)	730
Plus: Depreciation (1)	2,626	2,567
Plus: Amortization (2)	1,120	1,445
(Less)/plus: Stock-based compensation (reversal)/costs (3)	(192)	240
Less: Net profit on sale of property, plant and equipment	(33)	(4)
Plus: Restructuring costs	—	23
Less: Contingent consideration remeasurement	—	(24)
Adjusted EBITDA	$6,001	$8,660
Adjusted EBITDA margin	17.1%	23.8%
(1) Includes depreciation of owned assets (including in-vehicle devices).
(2) Includes amortization of intangible assets (including intangible assets identified as part of a business combination).
(3) The Executive Vice President and Chief Financial Officer, John Granara, resigned with effect from June 24, 2022. The stock-based compensation reversal for the three months ended June 30, 2022 relates to the forfeiture of stock appreciation rights and restricted share units as a result of the resignation during the period.

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

Adjusted Net Income
Adjusted net income is defined as net income excluding net foreign exchange gains/losses, restructuring costs and contingent consideration remeasurement, net of tax.
We have included adjusted net income in this quarterly report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange gains/losses, restructuring costs and contingent consideration remeasurement, net of tax and associated tax consequences, from earnings. Accordingly, we believe that adjusted net income provides useful information to investors and others in understanding and evaluating our operating results.

Reconciliation of net income to adjusted net income
	Three Months Ended June 30,
	2022	2023
	(In thousands)
Net income	$678	$1,608
Net foreign exchange (gains)/losses	(845)	730
Income tax effect of net foreign exchange gains/(losses)	2,036	425
Restructuring costs	—	23
Income tax effect of restructuring costs	—	(5)
Contingent consideration remeasurement	—	(24)
Income tax effect of contingent consideration remeasurement	—	5
Adjusted net income	$1,869	$2,762

Basic and Diluted Adjusted Net Income Per Share
Basic and diluted adjusted net income per share is defined as adjusted net income divided by the weighted average number of ordinary shares in issue during the period.
We have included adjusted net income per share in this quarterly report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange gains/losses, restructuring costs and contingent consideration remeasurement, net of tax and associated tax consequences, from earnings. Accordingly, we believe that adjusted net income per share provides useful information to investors and others in understanding and evaluating our operating results.

Reconciliation of net income to basic and diluted adjusted net income per ordinary share
	Three Months Ended June 30,
	2022	2023
	(In thousands)
Net income	$678	$1,608
Net foreign exchange (gains)/losses	(845)	730
Income tax effect of net foreign exchange gains/(losses)	2,036	425
Restructuring costs	—	23
Income tax effect of restructuring costs	—	(5)
Contingent consideration remeasurement	—	(24)
Income tax effect of contingent consideration remeasurement	—	5
Adjusted net income	$1,869	$2,762

Weighted average number of ordinary shares in issue
Basic (’000)	551,367	554,841
Adjusted for:

– potentially dilutive effect of stock appreciation rights	3,551	—
– potentially dilutive effect of restricted share units	1,747	623
Diluted (’000)	556,665	555,464

Net income per ordinary share – basic	$0.001	$0.003
Effect of net foreign exchange (gains)/losses to net income	(0.002)	0.001
Income tax effect of net foreign exchange gains/(losses)	0.004	0.001
Restructuring costs	—	#
Income tax effect of restructuring costs	—	#
Contingent consideration remeasurement	—	#
Income tax effect of contingent consideration remeasurement	—	#
Adjusted net income per ordinary share – basic	$0.003	$0.005

Net income per ordinary share – diluted	$0.001	$0.003
Effect of net foreign exchange (gains)/losses to net income	(0.002)	0.001
Income tax effect of net foreign exchange gains/(losses)	0.004	0.001
Restructuring costs	—	#
Income tax effect of restructuring costs	—	#
Contingent consideration remeasurement	—	#
Income tax effect of contingent consideration remeasurement	—	#
Adjusted net income per ordinary share – diluted	$0.003	$0.005
# Amount less than $0.001
Weighted average number of American depository shares (ADS) in issue
Basic (’000)	22,055	22,194
Adjusted for:
– potentially dilutive effect of stock appreciation rights	142	—
– potentially dilutive effect of restricted share units	70	25
Diluted (’000)	22,267	22,219

Net income per ADS – basic	$0.03	$0.07
Effect of net foreign exchange (gains)/losses to net income	(0.04)	0.03
Income tax effect of net foreign exchange gains/(losses)	0.09	0.02
Restructuring costs	—	*
Income tax effect of restructuring costs	—	*
Contingent consideration remeasurement	—	*
Income tax effect of contingent consideration remeasurement	—	*
Adjusted net income per ADS – basic	$0.08	$0.12

Net income per ADS – diluted	$0.03	$0.07
Effect of net foreign exchange (gains)/losses to net income	(0.04)	0.03
Income tax effect of net foreign exchange gains/(losses)	0.09	0.02
Restructuring costs	—	*
Income tax effect of restructuring costs	—	*
Contingent consideration remeasurement	—	*
Income tax effect of contingent consideration remeasurement	—	*
Adjusted net income per ADS – diluted	$0.08	$0.12
*Amount less than $0.01

Adjusted Effective Tax Rate
The adjusted effective tax rate is defined as income tax expense excluding the income tax effect of net foreign exchange gains/losses, restructuring costs and contingent consideration remeasurement divided by income before income tax expense excluding net foreign exchange gains/losses, restructuring costs and contingent consideration remeasurement.

We have included adjusted effective tax rate in this quarterly report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange gains/losses, restructuring costs and contingent consideration remeasurement, and associated tax consequences, from our effective tax rate.

Reconciliation of effective tax rate to adjusted effective tax rate
	Three Months Ended June 30,
	2022	2023
	(In thousands)
Income before income tax expense	$3,812	$3,450
Net foreign exchange (gains)/losses	(845)	730
Restructuring costs	—	23
Contingent consideration remeasurement	—	(24)
Income before income tax expense excluding net foreign exchange (gains)/losses, restructuring costs and contingent consideration remeasurement	$2,967	$4,179

Income tax expense	$(3,134)	$(1,842)
Income tax effect of net foreign exchange gains/(losses)	2,036	425
Income tax effect of restructuring costs	—	(5)
Income tax effect of contingent consideration remeasurement	—	5
Income tax expense excluding income tax effect of net foreign exchange gains/(losses), restructuring costs and contingent consideration remeasurement	$(1,098)	$(1,417)

Effective tax rate	82.2%	53.4%

Adjusted effective tax rate	37.0%	33.9%

Free Cash Flow
Free cash flow is determined as net cash used in/provided by operating activities less capital expenditure for investing activities. We believe that free cash flow provides useful information to investors and others in understanding and evaluating our cash flows as it provides detail of the amount of cash we generate or utilize after accounting for all capital expenditures including investments in in-vehicle devices.

The following table (in thousands) reconciles net cash used in/provided by operating activities to free cash flow for the periods shown:

	Three Months Ended June 30,
	2022	2023
	(In thousands)
Net cash (used in)/provided by operating activities	$(685)	$4,979
Less: Capital expenditure payments	(6,684)	(4,971)
Free cash flow	$(7,369)	$8

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
The following tables provide the constant currency reconciliation to the most directly comparable GAAP measure for the periods shown:
Subscription Revenue

	Three Months Ended June 30,
	2022	2023	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$30,963	$32,211	4.0%
Conversion impact of U.S. Dollar/other currencies	—	3,581	11.6%
Subscription revenue on a constant currency basis	$30,963	$35,792	15.6%

Hardware and Other Revenue

	Three Months Ended June 30,
	2022	2023	% Change
	(In thousands, except for percentages)
Hardware and other revenue as reported	$4,096	$4,140	1.1%
Conversion impact of U.S. Dollar/other currencies	—	280	6.8%
Hardware and other revenue on a constant currency basis	$4,096	$4,420	7.9%

Total Revenue

	Three Months Ended June 30,
	2022	2023	% Change
	(In thousands, except for percentages)
Total revenue as reported	$35,059	$36,351	3.7%
Conversion impact of U.S. Dollar/other currencies	—	3,861	11.0%
Total revenue on a constant currency basis	$35,059	$40,212	14.7%

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. Management believes that there have not been any significant changes in our critical accounting policies and estimates during the first quarter of fiscal year 2024 as compared to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2023, which we filed with the SEC on June 22, 2023.

Liquidity and Capital Resources
We believe that our cash and borrowings available under our credit facilities will be sufficient to meet our liquidity requirements for the foreseeable future. Liquidity risk is reduced as a result of stable income due to the recurring nature of our income, available cash resources, as well as unutilized facilities which are available.
The following tables provide a summary of our cash flows for each of the three months ended June 30, 2022 and 2023:

	Three Months Ended June 30,
	2022	2023
	(In thousands)
Net cash (used in)/provided by operating activities	$(685)	$4,979
Net cash used in investing activities	(6,651)	(4,971)
Net cash used in financing activities	(372)	(1,814)
Net decrease in cash and cash equivalents, and restricted cash	(7,708)	(1,806)
Cash and cash equivalents, and restricted cash at beginning of the period	34,719	30,657
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1,385)	(987)
Cash and cash equivalents, and restricted cash at the end of the period	$25,626	$27,864
We fund our operations, capital expenditure and acquisitions through cash generated from operating activities, cash on hand and our undrawn borrowing facilities.

It is currently our policy to pay regular dividends, and we consider such dividend payments on a quarter-by-quarter basis.
On May 23, 2017, the MiX Telematics Board approved a share repurchase program of up to R270 million (equivalent of $14.4 million as of June 30, 2023) under which we may repurchase our ordinary shares, including ADSs. On December 3, 2021, the Board approved an increase to the share repurchase program under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the program as at December 2, 2021, the Company could repurchase additional shares with a cumulative value of R160 million ($10.0 million). The total value of the whole share repurchase program post the December 3, 2021 increase is R396.5 million ($24.9 million). Additional shares to the value of R98.5 million (equivalent of $5.3 million as of June 30, 2023) may still be repurchased.
During the three months ended June 30, 2023, shares with a value of R10.2 million (equivalent of $0.5 million as of June 30, 2023) were repurchased under the share repurchase program.

We expect any repurchases under this share repurchase program to be funded out of existing cash resources or borrowing facilities.
Operating Activities
Net cash used in operating activities during the three months ended June 30, 2022 primarily consisted of cash used in operations of $1.3 million, offset by net interest received of $0.2 million and taxes received of $0.4 million.

Net cash provided by operating activities during the three months ended June 30, 2023 primarily consisted of our cash generated from operations of $4.9 million and taxes received of $0.2 million, offset by net interest paid of $0.1 million.

Net cash provided by operating activities increased from $0.7 million used in operations during the three months ended June 30, 2022 to $5.0 million generated during the three months ended June 30, 2023. This is primarily attributable to an increase in cash generated from operations of $6.2 million, offset by decreased net interest received of $0.3 million and decreased taxes received of $0.3 million. The higher cash generated from operations is primarily as a result of an increase in net income of $0.9 million and an improvement in working capital management of $3.1 million (specifically a decrease in prepaid expenses and other current assets of $2.0 million, a decrease in inventories of $1.6 million, an increase in accrued expenses and other liabilities of $1.0 million, an increase in accounts payables of $0.4 million, partially offset by an increase in accounts receivables of $1.8 million due to slower collection of receivables and adverse changes in foreign currency translation adjustments of $0.1 million).
Investing Activities
Net cash used in investing activities in the three months ended June 30, 2022 was $6.7 million. Net cash used in investing activities during the three months ended June 30, 2022 primarily consisted of capital expenditures. Capital expenditures during the three months ended June 30, 2022 included purchases of intangible assets of $1.5 million and cash paid to purchase property and equipment of $5.2 million, which included in-vehicle devices of $4.9 million.

Net cash used in investing activities in the three months ended June 30, 2023 decreased to $5.0 million from $6.7 million in the three months ended June 30, 2022. Net cash used in investing activities during the three months ended June 30, 2023 primarily consisted of capital expenditures. Capital expenditures during the three months ended June 30, 2023 included purchases of intangible assets of $1.4 million and cash paid to purchase property and equipment of $3.6 million, which included in-vehicle devices of $3.4 million.
Financing Activities
In the three months ended June 30, 2022, the cash used in financing activities of $0.4 million includes dividends paid of $1.4 million, offset by $1.0 million from facilities utilized.
In the three months ended June 30, 2023, the cash used in financing activities of $1.8 million includes dividends paid of $1.3 million and shares repurchased of $0.5 million, offset by $0.1 million from facilities utilized.
Credit Facilities
As of June 30, 2023, our principal sources of liquidity were net cash balances of $12.3 million (consisting of cash and cash equivalents of $27.1 million less short-term debt (bank overdraft) of $14.8 million) and an unutilized borrowing capacity of $18.6 million available through our credit facilities. As of June 30, 2023, our principal sources of credit are our facilities with Standard Bank, Nedbank and Investec.
On June 29, 2022, the Company entered into a new credit facility agreement with Investec for a 364-day renewable committed general credit facility of R350 million ($22 million at a USD/ZAR exchange rate of $1:ZAR 16.1546), (the “Committed Facility”) and an uncommitted general credit facility of $10 million (the “Uncommitted Facility”). The Committed Facility is in the process of being renewed.

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
The loans under the Committed Facility bear interest at South African prime interest rate less 1.5% per annum and the loans under the Uncommitted Facility bear interest at overnight or daily negotiable rates, in each case which such interest shall accrue on all amounts outstanding under the Committed Facility or the Uncommitted Facility, as the case may be, payable monthly in arrears on the first business day of each month, or as otherwise specified in the Credit Agreement. Investec shall advise the Company of any changes to the applicable interest rate. As of June 30, 2023, $12.2 million of the facility was utilized. We will use this facility for working capital purposes.
Up until November 14, 2022, we had the following facilities under the facility letter with Standard Bank, an overdraft facility of R64.0 million (the equivalent of $3.4 million as of June 30, 2023), a working capital facility of R25.0 million (the equivalent of $1.3 million as of June 30, 2023) and a vehicle and asset finance facility of R8.5 million (the equivalent of $0.5 million as of June 30, 2023) that bore interest at South African Prime less 1.2% except for the working capital facility that bore interest at South African Prime less 0.25%.
On November 15, 2022, the Company concluded a second amendment to the credit agreement with Standard Bank, which entitles the Company to utilize a maximum amount of R70.0 million (the equivalent of $3.7 million as of June 30, 2023), in the form of a customer foreign currency account overdraft facility (the “CFC Overdraft Facility”). All other facilities under the facility letter with Standard Bank were replaced by the CFC Overdraft Facility. The CFC Overdraft Facility has no fixed renewal date and is repayable on demand. The CFC Overdraft Facility bears interest at the South African Prime interest rate less 1.2% per annum. We use this facility as part of our foreign currency hedging strategy. We draw down on this facility in the applicable foreign currency in order to fix the exchange rate on the existing balance sheet foreign currency exposure that we anticipate settling in that foreign currency. As of June 30, 2023, $2.2 million of the CFC Overdraft Facility was utilized.
In November 2022, the Company also terminated the suretyship securing the Customer’s indebtedness (among other parties), to Standard Bank, which was signed by the Company and its subsidiaries: MiX Telematics Africa and MiX Telematics International. A new suretyship agreement was entered into providing that the Company and only one subsidiary being MiX Telematics International, binds themselves as surety(ies) and co-principal debtor(s) for the payment, when due, of all the present and future debts of any kind of the Company and MiX Telematics International to Standard Bank. The security release letter also provided that Standard Bank’s claims to any security furnished by the Company and its subsidiaries under the original suretyship agreement was released upon signature of the new suretyship agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company”, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act, that are designed to ensure information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the periods specified by the SEC, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, we concluded that our disclosure controls and procedures were effective as of June 30, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a - 15(f) and 15d - 15(f) promulgated under the Exchange Act, during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
We are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Refer to “Part I. Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 for additional information regarding legal proceedings.

Item 1A. Risk Factors

As of June 30, 2023, there have been no material changes in the risk factors previously disclosed. Our business is subject to numerous risks, a number of which are described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2023.

These risks should be carefully considered together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2023 are not the only risks we face. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers

On May 23, 2017, the MiX Telematics Board approved a share repurchase program of up to R270 million (equivalent of $14.4 million as of June 30, 2023) under which we may repurchase our ordinary shares, including ADSs. On December 3, 2021, the Board approved an increase to the share repurchase program under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the program as at December 2, 2021, the Company could repurchase additional shares with a cumulative value of R160 million ($10.0 million). The total value of the whole share repurchase program post the December 3, 2021 increase is R396.5 million ($24.9 million). Additional shares to the value of R98.5 million (equivalent of $5.3 million as of June 30, 2023) may still be repurchased.
Fiscal 2024 purchases
During the first quarter of fiscal year 2024, the following purchases were made under the share repurchase program:

Period	Total number of shares repurchased	Average price paid per share (1) R	Shares canceled under the share repurchase program	Total value of shares purchased as part of publicly announced program R’000	Maximum value of shares that may yet be purchased under the program R’000
Month
April 2023	83,550	5.83	—	487	108,187
May 2023	1,632,657	5.94	—	9,706	98,481
June 2023	—	—	1,716,207	—	98,481
	1,716,207	5.94	1,716,207	10,193	98,481
(1) Including transaction costs.

Table below shows the equivalent U.S Dollar amounts, converted at the average monthly exchange rate for the month of the purchase.

Period	Total number of shares repurchased	Average price paid per share (1) $	Shares canceled under the share repurchase program	Total value of shares purchased as part of publicly announced program $’000	Maximum value of shares that may yet be purchased under the program $’000
Month
April 2023	83,550	0.32	—	27	5,965
May 2023	1,632,657	0.31	—	510	5,174
June 2023	—	—	1,716,207	—	5,243
	1,716,207	0.31	1,716,207	537	5,243
(1) Including transaction costs.

Shares repurchased during the first quarter of fiscal year 2024 were delisted and form part of the authorized unissued share capital of the Company.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions or Modifications

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 9, 2023