Form 10-Q
period 2023-09-30
MiX Telematics Ltd
filed 2023-11-09
CIK 1576914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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

As of October 27, 2023, the registrant had 554,020,612 ordinary shares, of no par value, outstanding. This number excludes 53,816,750 shares held by the registrant as treasury stock.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2023	September 30, 2023 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,876	$29,460
Restricted cash	781	755
Accounts receivables, net of allowances for doubtful accounts of $2.7 million and $3.6 million as of March 31, 2023 and September 30, 2023, respectively	24,194	24,389
Inventory, net	4,936	4,438
Prepaid expenses and other current assets	9,950	9,114
Total current assets	69,737	68,156
Property, plant and equipment, net	36,779	38,844
Goodwill	39,258	37,939
Intangible assets, net	21,895	21,005
Deferred tax assets	2,090	1,284
Other assets	6,804	8,972
Total assets	$176,563	$176,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$15,253	$16,935
Accounts payables	6,120	6,694
Accrued expenses and other liabilities	21,486	23,283
Contingent consideration	3,569	1,076
Deferred revenue	5,295	6,792
Income taxes payable	298	609
Total current liabilities	52,021	55,389
Deferred tax liabilities	12,357	12,924
Long-term accrued expenses and other liabilities	3,368	3,281
Total liabilities	67,746	71,594
Stockholders’ equity:
MiX Telematics Limited stockholders’ equity
Preference shares: 100 million shares authorized but not issued	—	—
Ordinary shares: 608.8 million and 607.8 million no-par value shares issued as of March 31, 2023 and September 30, 2023, respectively	64,001	63,455
Less treasury stock at cost: 53.8 million shares as of March 31, 2023 and September 30, 2023	(17,315)	(17,315)
Retained earnings	79,024	78,203
Accumulated other comprehensive loss	(13,399)	(16,808)
Additional paid-in capital	(3,499)	(2,934)
Total MiX Telematics Limited stockholders’ equity	108,812	104,601
Non-controlling interest	5	5
Total stockholders’ equity	108,817	104,606

Total liabilities and stockholders’ equity	$176,563	$176,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2023	2022	2023
Revenue
Subscription	$30,700	$32,437	$61,663	$64,648
Hardware and other	4,562	5,325	8,658	9,465
Total revenue	35,262	37,762	70,321	74,113
Cost of revenue
Subscription	9,852	11,218	19,905	21,431
Hardware and other	3,308	3,268	6,581	6,293
Total cost of revenue	13,160	14,486	26,486	27,724
Gross profit	22,102	23,276	43,835	46,389
Operating expenses
Sales and marketing	4,053	3,469	8,385	6,975
Administration and other	16,572	17,330	31,547	32,545
Total operating expenses	20,625	20,799	39,932	39,520
Income from operations	1,477	2,477	3,903	6,869
Other income/(expense)	708	409	1,607	(300)
Interest income	138	198	888	467
Interest expense	361	539	624	1,041
Income before income tax expense	1,962	2,545	5,774	5,995
Income tax expense	3,168	2,296	6,302	4,138
Net (loss)/income	(1,206)	249	(528)	1,857
Less: Net income attributable to non-controlling interest	—	—	—	—
Net (loss)/income attributable to MiX Telematics Limited	$(1,206)	$249	$(528)	$1,857

Net (loss)/income per ordinary share
Basic	$(0.002)	$0.0004	$(0.001)	$0.003
Diluted	$(0.002)	$0.0004	$(0.001)	$0.003

Net (loss)/income per American Depositary Share
Basic	$(0.05)	$0.01	$(0.02)	$0.08
Diluted	$(0.05)	$0.01	$(0.02)	$0.08

Ordinary shares
Weighted average	552,210	554,021	551,792	554,119
Diluted weighted average	552,210	554,021	551,792	554,430

American Depositary Shares
Weighted average	22,088	22,161	22,072	22,165
Diluted weighted average	22,088	22,161	22,072	22,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2023	2022	2023
Net (loss)/income	$(1,206)	$249	$(528)	$1,857
Other comprehensive loss
Foreign currency translation losses, net of tax	(8,577)	(1,276)	(18,609)	(3,409)
Total comprehensive loss	(9,783)	(1,027)	(19,137)	(1,552)
Less: Total comprehensive income attributable to non-controlling interest	—	—	—	—
Total comprehensive loss attributable to MiX Telematics Limited	$(9,783)	$(1,027)	$(19,137)	$(1,552)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2022 and 2023
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of July 1, 2022	606,231	$64,390	$(17,315)	$(6,123)	$(4,193)	$78,969	$115,728	$5	$115,733
Net loss	—	—	—	—	—	(1,206)	(1,206)	—	(1,206)
Other comprehensive loss	—	—	—	(8,577)	—	—	(8,577)	—	(8,577)
Stock-based compensation	—	—	—	—	243	—	243	—	243
Dividends of 4 South African cents (0.2 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,294)	(1,294)	—	(1,294)
Ordinary shares repurchased and cancelled	(328)	(107)	—	—	—	—	(107)	—	(107)
Balance as of September 30, 2022	605,903	$64,283	$(17,315)	$(14,700)	$(3,950)	$76,469	$104,787	$5	$104,792

Balance as of July 1, 2023	607,838	$63,455	$(17,315)	$(15,532)	$(3,259)	$79,291	$106,640	$5	$106,645
Net income	—	—	—	—	—	249	249	—	249
Other comprehensive loss	—	—	—	(1,276)	—	—	(1,276)	—	(1,276)
Stock-based compensation	—	—	—	—	325	—	325	—	325
Dividends of 4.5 South African cents (0.2 U.S cents) per ordinary share declared	—	—	—	—	—	(1,337)	(1,337)	—	(1,337)
Balance as of September 30, 2023	607,838	$63,455	$(17,315)	$(16,808)	$(2,934)	$78,203	$104,601	$5	$104,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended September 30, 2022 and 2023
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of April 1, 2022	605,177	$64,390	$(17,315)	$3,909	$(4,001)	$79,709	$126,692	$5	$126,697
Net loss	—	—	—	—	—	(528)	(528)	—	(528)
Other comprehensive loss	—	—	—	(18,609)	—	—	(18,609)	—	(18,609)
Issuance of common stock in relation to SARs exercised	1,054	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	51	—	51	—	51
Dividends declared	—	—	—	—	—	(2,712)	(2,712)	—	(2,712)
Ordinary shares repurchased and cancelled	(328)	(107)	—	—	—	—	(107)	—	(107)
Balance as of September 30, 2022	605,903	$64,283	$(17,315)	$(14,700)	$(3,950)	$76,469	$104,787	$5	$104,792

Balance as of April 1, 2023	608,754	$64,001	$(17,315)	$(13,399)	$(3,499)	$79,024	$108,812	$5	$108,817
Net income	—	—	—	—	—	1,857	1,857	—	1,857
Other comprehensive loss	—	—	—	(3,409)	—	—	(3,409)	—	(3,409)
Issuance of common stock in relation to RSUs exercised	800	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	565	—	565	—	565
Dividends declared	—	—	—	—	—	(2,678)	(2,678)	—	(2,678)
Ordinary shares repurchased and cancelled	(1,716)	(546)	—	—	—	—	(546)	—	(546)
Balance as of September 30, 2023	607,838	$63,455	$(17,315)	$(16,808)	$(2,934)	$78,203	$104,601	$5	$104,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2022	2023
Cash flows from operating activities
Net (loss)/income	$(528)	$1,857
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Current income taxes	1,050	2,143
Deferred income taxes	5,252	1,995
Profit on sale of property, plant and equipment	(33)	(4)
Contingent consideration remeasurement	—	(538)
Depreciation	4,797	5,768
Amortization of intangible assets	2,399	3,002
Amortization of deferred commissions	1,929	2,355
Net interest (income)/expense	(264)	574
Stock based compensation costs	51	565
Net foreign exchange (gains)/losses	(1,498)	853
Change in allowance for doubtful accounts	1,643	2,302
Write-down of inventory to net realizable value	253	33
Net accrued expenses and other liabilities raised	894	(336)
Other non-cash items	(407)	(80)
Changes in operating assets and liabilities:
Inventories	(1,235)	465
Accounts receivables	(2,019)	(2,497)
Prepaid expenses and other current assets	(2,254)	(4)
Accounts payables	(3,154)	757
Accrued expenses and other liabilities	1,071	3,198
Deferred commissions	(3,436)	(4,437)
Foreign currency translation adjustments on operating assets and liabilities	(2,506)	(3,041)
Interest received	471	449
Interest paid	(355)	(786)
Income tax paid	(539)	(1,155)
Net cash provided by operating activities	1,582	13,438

Cash flows from investing activities
Acquisition of property, plant and equipment – in-vehicle devices	(10,642)	(7,972)
Acquisition of property, plant and equipment – other	(554)	(479)
Proceeds from the sale of property, plant and equipment	73	26
Acquisition of intangible assets	(2,864)	(2,917)
Cash paid for business combination	(3,739)	—
Deferred consideration paid	—	(267)
Net cash used in investing activities	(17,726)	(11,609)

Cash flows from financing activities
Cash paid for ordinary shares repurchased	(107)	(546)
Cash paid on dividends to MiX Telematics Limited stockholders	(2,708)	(2,673)
Movement in short-term debt	7,380	2,332
Net cash provided by/(used in) financing activities	4,565	(887)

Net (decrease)/increase in cash and cash equivalents, and restricted cash	(11,579)	942
Cash and cash equivalents, and restricted cash at beginning of the period	34,719	30,657
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(2,727)	(1,384)
Cash and cash equivalents, and restricted cash at end of the period	$20,413	$30,215

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

We have considered the impact of rising inflation, fuel prices, global politics, sanctions and the impact thereof on global trade on the estimates and assumptions used. As of September 30, 2023, we have taken into account the impact of the above on goodwill sensitivities and impairment assessments. However, future changes in economic conditions could have an impact on future estimates and judgements used.

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

Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted during the six months ended September 30, 2023.

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

2. Acquisition

MiX Telematics North America, a 100% owned subsidiary of the Company, acquired Trimble Inc.’s Field Service Management business (“FSM”) in North America on September 2, 2022 (the “FSM Acquisition”).

FSM’s North American operations include the sale and support of telemetry and video solutions that enable back-office monitoring and visualization for fleet services management in a number of industries.

All existing FSM subscription contracts and the related revenue streams were acquired by MiX Telematics North America. The initial accounting for the business combination was complete at March 31, 2023. For additional information on the acquisition please refer to our Annual Report on Form 10-K for the year ended March 31, 2023, which we filed with the SEC on June 22, 2023.

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

Contract liabilities
When customers are invoiced in advance for subscription services that will be provided over periods of more than one month, or pay in advance of service periods of more than one month, deferred revenue liabilities are recorded. Deferred revenue as of March 31, 2023 and September 30, 2023 was $5.3 million and $6.8 million, respectively. During both the quarters ended September 30, 2022 and September 30, 2023, revenue of $0.9 million, was recognized which was included in the deferred revenue balances at the beginning of each such quarter. During the six months ended September 30, 2022 and September 30, 2023, revenue of $2.2 million and $2.1 million, respectively, was recognized which was included in the deferred revenue balances at the beginning of each such financial year.

Contract acquisition costs
Commissions payable to sales employees and external third parties which are incurred to acquire contracts are capitalized and amortized, unless the amortization period is 12 months or less, in which instance they are expensed immediately. Deferred commissions were $6.0 million and $8.2 million as of March 31, 2023 and September 30, 2023, respectively, and are included in Other assets on the Condensed Consolidated Balance Sheets.

The following is a summary of the amortization expense recognized (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2023	2022	2023
Amortization recognized during the period:	$(988)	$(1,288)	$(1,929)	$(2,355)
–Cost of revenue (external commissions)	(732)	(1,082)	(1,472)	(1,938)
–Sales and marketing (internal commissions)	(256)	(206)	(457)	(417)

4. Credit risk related to accounts receivable

The movements in the allowance for doubtful accounts are as follows (in thousands):

	Six Months Ended September 30,
	2022	2023
Balance at April 1	$5,426	$2,745
Bad debt provision	1,643	2,302
Write-offs	(2,245)	(1,375)
Foreign currency translation differences	(831)	(97)
Balance at September 30	$3,993	$3,575

Overview of the Company’s exposure to credit risk from customers

The maximum exposure to credit risk at the reporting date is the carrying value of each receivable and loan to external parties, net of impairment losses where relevant. As of March 31, 2023 and September 30, 2023, the Company had no significant concentration of credit risk, due to its spread of customers across various operations and geographical locations.

The Company does not hold any collateral as security.

5. Inventory

Inventory, which comprises of components and finished goods, is stated at the lower of cost and net realizable value. Cost is determined using a first-in, first-out, actual cost or weighted average cost basis.

Inventory comprises of the following (in thousands):

	March 31, 2023	September 30, 2023
Components	$3,131	$1,484
Finished goods	3,146	4,400
Total inventory	6,277	5,884
Less: Provision for impairment	(1,341)	(1,446)
Inventory, net	$4,936	$4,438

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets comprise of the following (in thousands):

	March 31, 2023	September 30, 2023
Pre-payments	$2,742	$3,914
Prepaid taxes	95	110
Indemnification asset	474	123
Current income tax asset	1,496	683
VAT receivable	1,362	952
Sundry debtors	3,378	2,902
Deposits	131	127
Staff receivable	91	218
Lease receivable	171	77
Interest receivable	10	8
	$9,950	$9,114

7. Property, plant and equipment

Property, plant and equipment comprises owned and right of use assets. The Company leases many assets including property, motor vehicles and office equipment.

The cost and accumulated depreciation of owned assets are as follows (in thousands):

	March 31, 2023	September 30, 2023
Owned assets
Plant and Equipment	$793	$773
Motor Vehicles	1,948	1,845
Furniture, fixtures and equipment	1,295	1,131
Computer and radio equipment	3,743	3,900
In-vehicle devices	72,405	77,282
Assets in progress	26	8
Owned assets, gross	80,210	84,939
Less: accumulated depreciation and impairments	(46,932)	(49,425)
Owned assets, net	$33,278	$35,514

Depreciation expense related to owned assets during the three months ended September 30, 2022 and 2023 was $2.2 million and $3.2 million, respectively. Depreciation expense related to owned assets during the six months ended September 30, 2022 and 2023 was $4.8 million and $5.8 million, respectively. Depreciation expense related to in-vehicle devices is included in subscription cost of revenue.

The cost and accumulated depreciation of right-of-use assets are as follows (in thousands):

	March 31, 2023	September 30, 2023
Right-of-use assets
Property	$5,792	$4,897
Equipment, motor vehicles and other	259	272
Less: accumulated depreciation	(2,550)	(1,839)
Right of use assets, net	$3,501	$3,330

8. Intangible assets

Intangible assets comprise the following (in thousands):

		As of March 31, 2023			As of September 30, 2023
	Useful life (in years)	Gross Carrying amount	Accumulated amortization	Net	Gross Carrying amount	Accumulated amortization	Net
Patents and trademarks	3 - 10	$90	$(63)	$27	$121	$(94)	$27
Customer relationships	1 - 10	8,234	(3,061)	5,173	8,264	(3,694)	4,570
Internal-use software, technology and other	1 - 20	39,031	(22,336)	16,695	38,604	(22,196)	16,408
Total		$47,355	$(25,460)	$21,895	$46,989	$(25,984)	$21,005

For the three months ended September 30, 2022 and 2023, amortization expense of $1.3 million and $1.6 million respectively, has been recognized. For the six months ended September 30, 2022 and 2023, amortization expense of $2.4 million, and $3.0 million, respectively, has been recognized. Non-cash disposals of $0.6 million and $2.0 million were recognized for the six months ended September 30, 2022 and 2023, respectively. Foreign exchange related gains of $4.1 million and $0.5 million, on accumulated amortization, were recognized for the six months ended September 30, 2022 and 2023, respectively.

9. Accrued expenses and other liabilities

Accrued expenses and other liabilities comprise the following (in thousands):

	March 31, 2023	September 30, 2023
Current:
Product warranties	$317	$313
Maintenance	430	327
Employee-related accruals	3,392	3,733
Bonus and incentives	3,344	2,514
Lease liabilities	688	755
Accrued commissions	3,675	4,324
Loss contingency (1)	474	123
Value added tax payables	1,239	1,395
Post-acquisition support and hardware payable (1)	2,265	2,661
Other accruals	5,662	7,138
Total current	$21,486	$23,283

Non-current:
Lease liabilities	$2,966	$2,842
Other liabilities	402	439
Total non-current	$3,368	$3,281

(1) Relates to the FSM Acquisition.

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

	As of September 30,
	2022	2023
Product warranties
Opening balance	$683	$359
Warranty credit	(22)	—
Reclassification (1)	(247)	—
Acquisition (2)	41	—
Foreign currency translation difference	(102)	(12)
Balance as of September 30	$353	$347
Non-current portion (included in other liabilities)	$40	$34
Current portion	$313	$313

(1) Relates to a reclassification of certain costs from Product warranties to the Maintenance provision during fiscal year 2023.
(2) Relates to the acquisition of Trimble’s FSM business.

10. Development expenditure

Development expenditure incurred comprises the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2023	2022	2023
Costs capitalized (1)	$988	$1,488	$2,029	$2,518
Costs expensed (2)	1,449	1,635	3,004	2,979
Total costs incurred	$2,437	$3,123	$5,033	$5,497

(1) Costs capitalized relate only to the development of internal-use software, which are recognized in accordance with the Intangible assets (Internal-use software and technology) accounting policy.
(2) Costs expensed are included in Administration and other expenses in the Condensed Consolidated Statements of Income.

11. Leases

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

The components of lease cost are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2023	2022	2023
Operating lease cost	$303	$288	$635	$603
Short-term lease cost	86	117	132	212
Total lease cost	$389	$405	$767	$815

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Six Months Ended September 30,
	2022	2023
Operating cash flow information:
Cash payments included in the measurement of lease liabilities	$827	$492
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$231	$533

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	March 31, 2023	September 30, 2023
Weighted-average remaining lease term - operating leases (months) (1)	22	23
Weighted-average discount rate - operating leases	8.0%	8.3%

(1) Including expected renewals where appropriate.

Maturities of operating lease liabilities as of September 30, 2023 were as follows (in thousands):

2024 (remainder)	$513
2025	931
2026	812
2027	702
2028	661
Thereafter	794
Total future minimum lease payments	4,413
Less: Imputed interest	(816)
Present value of future minimum lease payments	3,597
Less: Current portion of lease liabilities	(755)
Non-current portion of lease liabilities	$2,842

12. Income taxes

Our income tax provision reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete events which are recorded in the period they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 109.1% for the six months ended September 30, 2022 compared to 69.0% for the six months ended September 30, 2023. Our effective tax rate was 161.5% for the three months ended September 30, 2022 compared to 90.2% for the three months ended September 30, 2023.

13. Earnings per share

Basic
Basic earnings per share is calculated by dividing the income attributable to ordinary shareholders of the parent by the weighted average number of ordinary shares in issue during the period.

The net income and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2023	2022	2023
Ordinary shares:
Numerator (basic)
Net (loss)/income attributable to MiX Telematics Limited stockholders	$(1,206)	$249	$(528)	$1,857
Denominator (basic)
Weighted-average number of ordinary shares in issue and outstanding	552,210	554,021	551,792	554,119
Basic (loss)/earnings per share	$(0.002)	$0.0004	$(0.001)	$0.003

American Depositary Shares*:
Numerator (basic)
Net (loss)/income attributable to MiX Telematics Limited stockholders	$(1,206)	$249	$(528)	$1,857
Denominator (basic)
Weighted-average number of American Depositary Shares in issue and outstanding	22,088	22,161	22,072	22,165
Basic (loss)/earnings per American Depositary Share	$(0.05)	$0.01	$(0.02)	$0.08

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2023	2022	2023
Ordinary shares:
Numerator (diluted)
Diluted net income attributable to MiX Telematics Limited stockholders	$(1,206)	$249	$(528)	$1,857
Denominator (diluted)
Weighted-average number of ordinary shares in issue and outstanding	552,210	554,021	551,792	554,119
Adjusted for:
– potentially dilutive effect of stock appreciation rights	—	—	—	—
– potentially dilutive effect of restricted share units	—	—	—	311
Diluted-weighted average number of ordinary shares in issue and outstanding	552,210	554,021	551,792	554,430
Diluted earnings per share	$(0.002)	$0.0004	$(0.001)	$0.003

American Depositary Shares*:
Numerator (diluted)
Diluted net income attributable to MiX Telematics Limited stockholders	$(1,206)	$249	$(528)	$1,857
Denominator (diluted)
Weighted-average number of American Depositary Shares in issue and outstanding	22,088	22,161	22,072	22,165
Adjusted for:
– potentially dilutive effect of stock appreciation rights	—	—	—	—
– potentially dilutive effect of restricted share units	—	—	—	12
Diluted weighted-average number of American Depositary Shares in issue and outstanding	22,088	22,161	22,072	22,177
Diluted earnings per American Depositary Share	$(0.05)	$0.01	$(0.02)	$0.08

*One American Depositary Share is the equivalent of 25 ordinary shares.

14. Segment information

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

The CODM has been identified as the Chief Executive Officer who makes strategic decisions for the Company. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses income before income tax expense excluding the contingent consideration remeasurement, non-recurring transitional service agreement costs, strategic costs, acquisition-related costs, interest expense, interest income, net foreign exchange gains/losses, net profit on sale of property, plant and equipment, restructuring costs, stock-based compensation costs, depreciation, amortization, onerous contract costs, operating lease costs and corporate and consolidation entries. Product development costs are capitalized and amortized and this amortization is excluded from Segment Adjusted EBITDA.

Segment assets are not disclosed because such information is not reviewed by the CODM.

The following tables provide revenue and Segment Adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2022
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$18,073	$1,413	$19,486	$7,528
Europe	3,019	510	3,529	1,099
Americas	4,281	473	4,754	945
Middle East and Australasia	3,983	1,889	5,872	2,149
Brazil	1,314	277	1,591	408
Total Regional Sales Offices	30,670	4,562	35,232	12,129
Central Services Organization	30	—	30	(2,692)
Total Segment Results	$30,700	$4,562	$35,262	$9,437

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Three Months Ended September 30, 2023
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$18,823	$1,330	$20,153	$8,631
Europe	3,078	652	3,730	1,388
Americas	4,614	440	5,054	549
Middle East and Australasia	4,243	2,316	6,559	2,948
Brazil	1,675	583	2,258	877
Total Regional Sales Offices	32,433	5,321	37,754	14,393
Central Services Organization	4	4	8	(2,355)
Total Segment Results	$32,437	$5,325	$37,762	$12,038

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Six Months Ended September 30, 2022
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$37,134	$3,085	$40,219	$15,465
Europe	6,164	999	7,163	2,335
Americas	7,693	1,163	8,856	1,118
Middle East and Australasia	8,082	2,774	10,856	3,987
Brazil	2,549	637	3,186	843
Total Regional Sales Offices	61,622	8,658	70,280	23,748
Central Services Organization	41	—	41	(5,459)
Total Segment Results	$61,663	$8,658	$70,321	$18,289

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Six Months Ended September 30, 2023
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$37,198	$2,485	$39,683	$17,147
Europe	6,170	1,009	7,179	2,526
Americas	9,441	725	10,166	1,082
Middle East and Australasia	8,396	4,123	12,519	5,536
Brazil	3,432	1,119	4,551	1,847
Total Regional Sales Offices	64,637	9,461	74,098	28,138
Central Services Organization	11	4	15	(4,817)
Total Segment Results	$64,648	$9,465	$74,113	$23,321

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

A reconciliation of the segment results to income before income tax expense is disclosed below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2023	2022	2023
Segment Adjusted EBITDA	$9,437	$12,038	$18,289	$23,321
Corporate and consolidation entries	(2,778)	(2,933)	(4,952)	(4,912)
Operating lease costs (1)	(301)	(291)	(635)	(603)
Product development costs (2)	(349)	(351)	(692)	(683)
Onerous contract costs	—	39	—	39
Depreciation and amortization	(3,450)	(4,758)	(7,196)	(8,770)
Stock-based compensation costs	(243)	(325)	(51)	(565)
Restructuring costs	—	(7)	—	(30)
Net profit on sale of property, plant and equipment	—	—	33	4
Net foreign exchange gains/(losses)	653	(123)	1,498	(853)
Interest income	138	198	888	467
Interest expense	(361)	(539)	(624)	(1,041)
Acquisition-related costs	(784)	—	(784)	—
Strategic costs (3)	—	(796)	—	(796)
Non-recurring transitional service agreement costs (4)	—	(121)	—	(121)
Contingent consideration remeasurement	—	514	—	538
Income before income tax expense	$1,962	$2,545	$5,774	$5,995

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

3.Strategic costs relate to costs incurred in relation to the Powerfleet Transaction discussed in note 18 to the condensed consolidated financial statements.
4.Certain non-recurring costs related to the extension of the transitional service agreement in respect of the FSM business acquired from Trimble in September 2022 will be incurred on a temporary basis from September 2023 to December 2023 and have been excluded from Adjusted EBITDA.

No single customer accounted for 10% or more of the Company’s total revenue for the three months ended September 30, 2022 and 2023. No single customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2023 or September 30, 2023.

15. Stock-based compensation plan

The Company has issued equity-classified share incentives under the MiX Telematics Long-Term Incentive Plan (“LTIP”) to directors and certain key employees within the Company.

The LTIP provides for three types of grants to be issued, namely performance shares, restricted share units (“RSUs”) and stock appreciation rights (“SARs”).

As of September 30, 2023, there were 12,790,000 shares reserved for future issuance under the LTIP.

The total stock-based compensation expense recognized during the three months ended September 30, 2022 and 2023 was $0.2 million and $0.3 million, respectively. The total stock-based compensation expense recognized during the six months ended September 30, 2022 and 2023 was $0.1 million and $0.6 million, respectively.

Stock appreciation rights granted under the LTIP

The following table summarizes the activities for the outstanding SARs:

	Number of SARs	Weighted- Average Exercise Price in U.S. Cents*	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)*
Outstanding as of April 1, 2023	35,800,000	37
Granted	10,600,000	27
Exercised	—	—
Forfeited	(825,000)	30
Outstanding as of September 30, 2023	45,575,000	33	4.1

Vested and expected to vest as of September 30, 2023	43,296,250	33	4.1	$—
Vested as of September 30, 2023	—	—	—	$—

As of September 30, 2023, there was $2.3 million of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 3.93 years.

*U.S. currency amounts are based on a ZAR:USD exchange rate of 18.8952 as of September 30, 2023.

Restricted share units granted under the LTIP

0.8 million RSUs were outstanding and unvested as of April 1, 2023. 0.8 million RSUs vested and were settled during the first quarter of fiscal year 2024. There were no outstanding RSUs as at the end of the first and second quarters of fiscal year 2024.

The following table summarizes the Company’s unvested RSUs for the six months ended September 30, 2023:

	Number of RSUs	Weighted- Average Grant-Date Fair Value in U.S. Cents*
Unvested as of April 1, 2023	800,000	30
Settled	(800,000)	30
Unvested as of September 30, 2023	—	—

* The exercise price used to determine the grant date fair value is denominated in South African cents. U.S. currency amounts are based on a ZAR:USD exchange rate of 18.8952 as of September 30, 2023.

16. Debt

As of March 31, 2023 debt comprised bank overdrafts of $15.3 million. As of September 30, 2023 debt comprised $16.2 million of bank overdrafts and $0.7 million of book overdrafts, respectively.

Details of undrawn facilities are shown below:

	Interest rate	March 31, 2023	September 30, 2023
Undrawn borrowing facilities at floating rates include:
– Standard Bank:
CFC Overdraft	SA Prime* less 1.2%	$1,180	$774
Overdraft	SA Prime* less 1.2%	—	—
Vehicle and asset finance	SA Prime* less 1.2%	—	—
Working capital facility	SA Prime* less 0.25%	—	—
– Nedbank Limited overdraft	SA Prime* less 2%	264	529
– Investec Bank Limited Facility:
General committed banking facility	SA Prime* less 1.5%	7,222	5,195
General uncommitted banking facility	Negotiable (overnight or daily rates)	10,000	10,000

		$18,666	$16,498
*South African prime interest rate

As of March 31, 2023 and September 30, 2023, the South African prime interest rate was 11.25% and 11.75% respectively. The Standard Bank and Nedbank Limited (“Nedbank”) facilities have no fixed renewal date and are repayable on demand. The facility from Nedbank is unsecured.

The Investec Bank Limited (“Investec”) credit facilities are comprised of a 364-day renewable committed general credit facility of R350 million (the equivalent of $19 million as of September 30, 2023) (the “Committed Facility”) and an uncommitted general credit facility of $10 million (the “Uncommitted Facility”). As of September 30, 2023, $13.3 million of the Committed Facility was utilized. The Committed Facility is in the process of being renewed.

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

On November 15, 2022, the Company concluded a second amendment to the credit agreement with Standard Bank, which entitles the Company to utilize a maximum amount of R70.0 million (the equivalent of $3.7 million as of September 30, 2023), in the form of a customer foreign currency account overdraft facility (the “CFC Overdraft Facility”). All other facilities under the facility letter with Standard Bank were replaced by the CFC Overdraft Facility. The CFC Overdraft Facility has no fixed renewal date and is repayable on demand. The CFC Overdraft Facility bears interest at the South African Prime interest rate less 1.2% per annum. As of September 30, 2023, $2.9 million of the CFC Overdraft Facility was utilized.

In November 2022, the Company also terminated the suretyship securing the Company’s indebtedness (among other parties) to Standard Bank and signed by the Company and its subsidiaries; MiX Telematics Africa Proprietary Limited (“MiX Telematics Africa”) and MiX Telematics International Proprietary Limited (“MiX Telematics International”). A new suretyship agreement was entered into providing that the Company and only one subsidiary being MiX Telematics International, binds themselves as surety(ies) and co-principal debtor(s) for the payment, when due, of all the present and future debts of any kind of the Company and MiX Telematics International to Standard Bank. The security release letter also provided that Standard Bank’s claims to any security furnished by the Company and its subsidiaries under the original suretyship agreement were released upon signature of the new suretyship agreement.

17. Contingencies

Service agreement
In terms of an amended network services agreement with Mobile Telephone Networks Proprietary Limited (“MTN”), MTN is entitled to claw back payments from MiX Telematics Africa, a subsidiary of the Company, in the event of early cancellation of the agreement or certain base connections not being maintained over the term of the agreement. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2023 and September 30, 2023 was $1.1 million and $1.0 million, respectively. No loss is considered probable under this arrangement.

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

We cannot predict the timing of a resolution or the ultimate outcome of the matter. However, the Company and its external legal advisers continue to believe that we have consistently adhered to all applicable laws and regulations and that the referral from the Commission is without merit. As of September 30, 2023, no intermediary steps have taken place, and we have not made any provisions for this matter as an estimate of the possible loss or range of loss could not be made, and we do not believe that an outflow of economic resources is probable.

18. Subsequent events

Other than the items below, the directors are not aware of any matter material or otherwise arising since September 30, 2023 and up to the date of this report, not otherwise dealt with herein.

Dividend declared
The Board of Directors declared, in respect of the three months ended September 30, 2023, a dividend of 4.50000 South African cents per ordinary share and 1.12500 South African Rand per American Depositary Share (“ADS”), which will be paid on December 14, 2023 to ADS holders on record as of the close of business on December 1, 2023.

Business combination
As previously disclosed in a Current Report on Form 8-K on October 10, 2023, the Company entered into an agreement with PowerFleet, Inc. (“Powerfleet”) and Main Street 2000 Proprietary Limited, a wholly owned subsidiary of Powerfleet (“Powerfleet Sub”), whereby Powerfleet Sub will acquire all of the issued ordinary shares of the Company, including the ordinary shares represented by the Company’s ADSs and the Company will become an indirect, wholly owned subsidiary of Powerfleet (the “Powerfleet Transaction”). Upon completion of the transaction, the Company’s ordinary shares will be delisted from the Johannesburg Stock Exchange and the Company’s ADSs will be delisted from the New York Stock Exchange.

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

Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of known and unknown risks and uncertainties, some of which are beyond our control. We believe that these risks and uncertainties include, but are not limited to, those described the section entitled “Risk Factors” and forward-looking statements in the Company’s most recent Annual Report on Form 10-K and, with respect to the proposed Powerfleet transaction, the joint proxy statement/prospectus on Form S-4 to be filed with the U.S. Securities and Exchange Commission. These risk factors should not be considered as an exhaustive list and should be read in conjunction with the other cautionary statements and information in this report.

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof and we assume no obligation to update any forward-looking statements contained herein and expressly disclaim any obligation to do so, whether as a result of new information, future events or otherwise, except as required by law.

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
Overview
We are a leading global provider of connected fleet and mobile asset solutions delivered as Software-as-as-Service (“SaaS”). Our solutions deliver a measurable return by enabling our customers to manage, optimize and protect their investments in commercial fleets or personal vehicles. We generate actionable insights that enable a wide range of customers, from large enterprise fleets to small fleet operators and consumers, to reduce fuel and other operating costs, improve efficiency, enhance regulatory compliance, enhance driver safety, manage risk and mitigate theft. Our solutions mostly rely on our proprietary, highly scalable technology platforms, which allow us to collect, analyze and deliver information based on data from our customers’ vehicles. Using an intuitive, web-based interface, dashboards or mobile applications, our fleet customers can access large volumes of real-time and historical data, monitor the location and status of their drivers and vehicles and analyze a wide number of key metrics across their fleet operations.
We were founded in 1996 and we have offices in South Africa, the United Kingdom, the United States, Uganda, Brazil, Australia, Romania, United Arab Emirates, Mexico and India as well as a network of more than 130 fleet value-added resellers worldwide. MiX Telematics’ ordinary shares are publicly traded on the Johannesburg Stock Exchange (JSE: MIX) and MiX Telematics’ American Depositary Shares (“ADS”) are listed on the New York Stock Exchange (NYSE: MIXT).

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
Recent Developments
As previously disclosed in a Current Report on Form 8-K on October 10, 2023, we entered into an Implementation Agreement (the “Agreement”), by and among us, PowerFleet, Inc., a Delaware corporation, and Main Street 2000 Proprietary Limited, a private company incorporated in the Republic of South Africa and a wholly owned subsidiary of Powerfleet (“Powerfleet Sub”), pursuant to which, subject to the terms and conditions thereof, Powerfleet Sub will acquire all of our issued ordinary shares, including the ordinary shares represented by our ADSs, through the implementation of a scheme of arrangement (the “Scheme”) in accordance with Sections 114 and 115 of the South African Companies Act, No. 71 of 2008, in exchange for shares of common stock, par value $0.01 per share, of Powerfleet (the “Powerfleet Common Stock”). As a result of the transactions, including the Scheme, contemplated by the Agreement (the “Powerfleet Transaction”), we will become an indirect, wholly owned subsidiary of Powerfleet.
The implementation of the Scheme will result in the delisting of our ordinary shares from the Johannesburg Stock Exchange (the “JSE”) and the delisting of our ADSs from the New York Stock Exchange. The Powerfleet Common Stock will continue to be listed on The Nasdaq Global Market and will additionally be listed on the JSE by way of a secondary inward listing.

The Powerfleet Transaction is expected to close in the first quarter of calendar year 2024, subject to satisfaction of customary closing conditions including, but not limited to, approval from our shareholders and approval from Powerfleet’s stockholders.

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
In the first half of fiscal year 2024, subscription revenue has decreased as a percentage of total revenue due to an increase in hardware and other revenue. In the three months ended September 30, 2022 and 2023, subscription revenue represented 87.1% and 85.9%, respectively, of our total revenue. In the six months ended September 30, 2022 and 2023, subscription revenue represented 87.7% and 87.2%, respectively, of our total revenue.

Subscribers
Subscribers represent the total number of discrete services we provide to customers at the end of the period.

	As of September 30,
	2022	2023
Subscribers	914,629	1,089,761

During the second quarter of fiscal year 2024, our subscriber base increased by a net 47,400 subscribers, compared to the net growth of 76,300 subscribers during the second quarter of fiscal year 2023 when 38,000 subscribers were added by MiX Telematics North America as a result of the acquisition of Trimble Inc.’s Field Service Management (“FSM”) business in North America during September 2022 (the “FSM Acquisition”). The growth during the second quarter of fiscal year 2024 was mainly due to asset tracking and light fleet subscribers in the Africa segment. The subscriber balance at September 30, 2023 includes net 30,000 subscribers added by MiX Telematics North America, from the FSM business acquired during fiscal year 2023.
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

The CODM has been identified as the Chief Executive Officer who makes strategic decisions. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses income before income tax expense excluding the contingent consideration remeasurement, non-recurring transitional service agreement costs, strategic costs, acquisition-related costs, interest expense, interest income, net foreign exchange gains/losses, net profit on sale of property, plant and equipment, restructuring costs, stock-based compensation costs, depreciation, amortization, onerous contract costs, operating lease costs and corporate and consolidation entries. Product development costs are capitalized and amortized, and this amortization is excluded from Segment Adjusted EBITDA.

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

Taxes
During the three months ended September 30, 2022 and 2023, our effective tax rates were 161.5% and 90.2%, and during the six months ended September 30, 2022 and 2023, our effective tax rates were 109.1% and 69.0%, respectively, compared to a South African statutory rate of 27% (2023: 28%). Taxation mainly consists of normal statutory income tax paid or payable and deferred tax on any temporary differences.
Our effective tax rate may vary primarily according to the mix of profits made in various jurisdictions and the impact of certain non-deductible/non-taxable foreign exchange movements, net of tax. Refer to the Non-GAAP Financial Information section for the reconciliation of adjusted effective tax rate. As a result, significant variances in future periods may occur.

Results of Operations
The following table sets forth certain consolidated statements of income data:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2023	2022	2023
	(In thousands)
Total revenue	$35,262	$37,762	$70,321	$74,113
Total cost of revenue	13,160	14,486	26,486	27,724
Gross profit	22,102	23,276	43,835	46,389
Sales and marketing	4,053	3,469	8,385	6,975
Administration and other	16,572	17,330	31,547	32,545
Income from operations	1,477	2,477	3,903	6,869
Other income/(expense)	708	409	1,607	(300)
Interest income	138	198	888	467
Interest expense	361	539	624	1,041
Income tax expense	3,168	2,296	6,302	4,138
Net (loss)/income	(1,206)	249	(528)	1,857
Less: Net income attributable to non-controlling interest	—	—	—	—
Net (loss)/income attributable to MiX Telematics Limited	$(1,206)	$249	$(528)	$1,857

The following table sets forth, as a percentage of revenue, consolidated statements of income data:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2023	2022	2023
	(Percentage)
Total revenue	100.0%	100.0%	100.0%	100.0%
Total cost of revenue	37.3	38.4	37.7	37.4
Gross profit	62.7	61.6	62.3	62.6
Sales and marketing	11.5	9.2	11.9	9.4
Administration and other	47.0	45.9	44.9	43.9
Income from operations	4.2	6.6	5.6	9.3
Other income/(expense)	2.0	1.1	2.3	(0.4)
Interest income	0.4	0.5	1.3	0.6
Interest expense	1.0	1.4	0.9	1.4
Income tax expense	9.0	6.1	9.0	5.6
Net (loss)/income	(3.4)	0.7	(0.8)	2.5
Less: Net income attributable to non-controlling interest	—	—	—	—
Net (loss)/income attributable to MiX Telematics Limited	(3.4)	0.7	(0.8)	2.5

Results of Operations for the Three Months Ended September 30, 2022 and 2023

Revenue

	Three Months Ended September 30,
	2022	2023	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$30,700	$32,437	5.7%	10.4%
Hardware and other revenue	4,562	5,325	16.7%	18.9%
	$35,262	$37,762	7.1%	11.5%

Our total revenue increased by $2.5 million, or 7.1%, from the second quarter of fiscal year 2023. The principal factors affecting our revenue growth included:
•Subscription revenue increased by 5.7% to $32.4 million, compared to $30.7 million for the second quarter of fiscal year 2023. The FSM business acquired on September 2, 2022 contributed $1.9 million to the subscription revenue for the second quarter of fiscal year 2024, compared to $0.9 million for the second quarter of fiscal year 2023. Subscription revenue represented 85.9% of total revenue during the second quarter of fiscal year 2024. Subscription revenue increased by 10.4% on a constant currency basis, year over year, of which 2.9% is attributable to the FSM Acquisition. During the second quarter of fiscal year 2024, our subscriber base grew by a net 47,400 subscribers, or 4.5%, to over 1,089,000 subscribers at September 30, 2023, compared to the net growth of 76,300 subscribers during the second quarter of fiscal year 2023 when 38,000 subscribers were added by MiX Telematics North America as a result of the FSM Acquisition during September 2022. The growth during the second quarter of fiscal year 2024 was mainly due to the Africa segment.

The majority of our total revenue and subscription revenue are derived from currencies other than the U.S. Dollar. Accordingly, the strengthening of the U.S. Dollar against these currencies (in particular against the South African Rand), has negatively impacted our revenue and subscription revenue reported in U.S. Dollars. Compared to the second quarter of fiscal year 2023, the South African Rand weakened by 10% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R18.65 in the second quarter of fiscal year 2024 compared to an average of R17.01 during the second quarter of fiscal year 2023. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the second quarter of fiscal year 2024 led to a 4.7% decrease in reported U.S. Dollar subscription revenue.

•Hardware and other revenue was $5.3 million, an increase of 16.7%, compared to $4.6 million for the second quarter of fiscal year 2023. Hardware and other revenue increased by 18.9% on a constant currency basis, year over year.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the second quarter of fiscal year 2024 led to a 4.4% decrease in reported U.S. Dollar total revenue.

A breakdown of third-party revenue by segment is shown in the table below:

	Three Months Ended September 30,
	2022	2023	2022	2023	2022	2023
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$19,486	$20,153	$18,073	$18,823	$1,413	$1,330
Americas	4,754	5,054	4,281	4,614	473	440
Europe	3,529	3,730	3,019	3,078	510	652
Middle East and Australasia	5,872	6,559	3,983	4,243	1,889	2,316
Brazil	1,591	2,258	1,314	1,675	277	583
CSO	30	8	30	4	—	4
Total	$35,262	$37,762	$30,700	$32,437	$4,562	$5,325

In the Africa segment, subscription revenue increased by $0.8 million, or 4.1%. On a constant currency basis, the increase in subscription revenue was 13.3%, as a result of a 26.9% increase in subscribers since October 1, 2022. Hardware and other revenue decreased by 5.9%. Total revenue increased by $0.7 million, or 3.4%. Total revenue increased by 12.4% on a constant currency basis.
In the Americas segment, subscription revenue increased by $0.3 million, or 7.8%. The Field Service Management business acquired on September 2, 2022 contributed $1.9 million to the subscription revenue for the second quarter of fiscal year 2024, compared to $0.9 million for the second quarter of fiscal year 2023. Hardware and other revenue decreased by 7.0%. Total revenue increased by $0.3 million, or 6.3%.

In the Europe segment, subscription revenue increased by $0.1 million, or 2.0%. On a constant currency basis, subscription revenue decreased by 3.9%. Subscribers decreased by 4.2% since October 1, 2022. Hardware and other revenue increased by $0.1 million or 27.8%. Total revenue increased by $0.2 million, or 5.7%. Total revenue decreased by 0.3% on a constant currency basis.
In the Middle East and Australasia segment, subscription revenue increased by $0.3 million, or 6.5%. On a constant currency basis, subscription revenue increased by 9.2%, as a result of an 8.5% increase in subscribers since October 1, 2022. Hardware and other revenue increased by $0.4 million, or 22.6%. Total revenue increased by $0.7 million, or 11.7%. Total revenue in constant currency increased by 15.1%.
In the Brazil segment, subscription revenue increased by $0.4 million, or 27.5%. On a constant currency basis, subscription revenue increased by 19.0%. Subscribers increased by 16.6% since October 1, 2022. Hardware and other revenue increased by $0.3 million or 110.5%. Total revenue increased by $0.7 million, or 41.9%. On a constant currency basis, total revenue increased by 32.1%.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2022	2023
	(In thousands, except for percentages)
Cost of revenue - subscription	$9,852	$11,218
Cost of revenue - hardware and other	3,308	3,268

Gross profit	$22,102	$23,276
Gross profit margin	62.7%	61.6%
Gross profit margin - subscription	67.9%	65.4%
Gross profit margin - hardware and other	27.5%	38.6%
Compared to an increase in total revenue of $2.5 million, or 7.1%, cost of revenue increased by $1.3 million, or 10.1%, from the second quarter of fiscal year 2023. This resulted in a lower gross profit margin of 61.6% in the second quarter of fiscal year 2024 compared to 62.7% in the second quarter of fiscal year 2023.

Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 85.9% of total revenue in the second quarter of fiscal year 2024 compared to 87.1% in the second quarter of fiscal year 2023. The subscription revenue margin during the second quarter of fiscal year 2024 was 65.4%, compared to 67.9% for the second quarter of fiscal year 2023 and declined primarily due to higher in-vehicle device depreciation charged to the Condensed Consolidated Statements of Income in the current quarter.

During the second quarter of fiscal year 2024, hardware and other margins were higher than in the second quarter of fiscal year 2023, mainly due to the geographical sales mix and the distribution channels.

Sales and Marketing

	Three Months Ended September 30,
	2022	2023
	(In thousands, except for percentages)
Sales and marketing	$4,053	$3,469
As a percentage of revenue	11.5%	9.2%
Sales and marketing costs decreased by $0.6 million, or 14.4%, from the second quarter of fiscal year 2023 to the second quarter of fiscal year 2024 against a 7.1% increase in total revenue. The decrease in the second quarter of fiscal year 2024 was primarily as a result of decreases of $0.1 million in advertising costs, $0.4 million in employee costs and $0.1 million in travel costs.
In the second quarter of fiscal year 2024, sales and marketing costs represented 9.2% of revenue compared to 11.5% of revenue in the second quarter of fiscal year 2023.
Administration and Other Expenses

	Three Months Ended September 30,
	2022	2023
	(In thousands, except for percentages)
Administration and other	$16,572	$17,330
As a percentage of revenue	47.0%	45.9%

Administration and other expenses increased by $0.8 million, or 4.6%, from the second quarter of fiscal year 2023 to the second quarter of fiscal year 2024.
Administration and other expenses in the second quarter of fiscal year 2024 included $0.8 million in strategic costs related to the Powerfleet Transaction discussed in the Recent Developments section above.
Taxation

	Three Months Ended September 30,
	2022	2023
	(In thousands, except for percentages)
Income tax expense	$3,168	$2,296
Effective tax rate	161.5%	90.2%
Taxation expense decreased by $0.9 million. During the second quarter of fiscal year 2024, net income included a net foreign exchange loss of $0.1 million before tax and a $0.1 million charge from the income tax effect of net foreign exchange losses (which includes a $0.2 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics and MiX Telematics Investments Proprietary Limited (“MiX Investments”), one of our wholly-owned subsidiaries, offset by a $0.1 million deferred tax credit on other foreign exchange losses). During the second quarter of fiscal year 2023, net loss included a net foreign exchange gain of $0.7 million before tax and a $2.0 million charge from the income tax effect of net foreign exchange gains (which includes a $1.8 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics and MiX Investments and a $0.2 million deferred tax charge on other foreign exchange gains).

Adjusted effective tax rate, a non-GAAP measure which excludes the impact of net foreign exchange gains and losses, restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and contingent consideration remeasurement, net of tax is the tax rate used in determining adjusted net income. Adjusted effective tax rate was 71.3% in the second quarter of fiscal year 2024 as compared to 63.4% in the second quarter of fiscal year 2023. Refer to the Non-GAAP Financial Information section for the reconciliation of adjusted effective tax rate.

Results of Operations for the Six Months Ended September 30, 2022 and 2023

Revenue

	Six Months Ended September 30,
	2022	2023	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$61,663	$64,648	4.8%	13.0%
Hardware and other revenue	8,658	9,465	9.3%	13.8%
	$70,321	$74,113	5.4%	13.1%

Our total revenue increased by $3.8 million, or 5.4%, from the first half of fiscal year 2023. The principal factors affecting our revenue increase included:
•Subscription revenues increased by 4.8% to $64.6 million, compared to $61.7 million for the first half of fiscal year 2023. The FSM business acquired on September 2, 2022 contributed $4.0 million to the subscription revenue for the first half of fiscal year 2024, compared to $0.9 million for the first half of fiscal year 2023. Subscription revenues represented 87.2% of total revenues during the first half of fiscal year 2024. Subscription revenues increased by 13.0% on a constant currency basis, year over year. From March 31, 2023 to September 30, 2023, our subscriber base grew by a net 87,900 subscribers to over 1,089,000 subscribers at September 30, 2023, compared to the net growth of 99,500 subscribers during the first half of fiscal year 2023, of which 38,000 subscribers were attributable to the FSM Acquisition. The growth during the first half of fiscal year 2024 was mainly due to asset tracking and light fleet subscribers in the Africa segment.

The majority of our revenues and subscription revenues are derived from currencies other than the U.S. Dollar. Accordingly, the strengthening of the U.S. Dollar against these currencies (in particular against the South African Rand) following continued currency volatility, has negatively impacted our revenue and subscription revenues reported in U.S. Dollars. Compared to the first half of fiscal year 2023, the South African Rand weakened by 14.6% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R18.65 in the current six-month period compared to an average of R16.28 during the first six-months of fiscal year 2023. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first six-months of fiscal year 2024 led to an 8.2% decrease in reported U.S. Dollar subscription revenues.

•Hardware and other revenue increased by $0.8 million, or 9.3%, from the first half of fiscal year 2023. Hardware and other revenues increased by 13.8% on a constant currency basis, year over year.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first half of fiscal year 2024 led to an 7.7% decrease in reported U.S. Dollar revenues.

A breakdown of third-party revenue by segment is shown in the table below:

	Six Months Ended September 30,
	2022	2023	2022	2023	2022	2023
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$40,219	$39,683	$37,134	$37,198	$3,085	$2,485
Americas	8,856	10,166	7,693	9,441	1,163	725
Europe	7,163	7,179	6,164	6,170	999	1,009
Middle East and Australasia	10,856	12,519	8,082	8,396	2,774	4,123
Brazil	3,186	4,551	2,549	3,432	637	1,119
CSO	41	15	41	11	—	4
Total	$70,321	$74,113	$61,663	$64,648	$8,658	$9,465

In the Africa segment, subscription revenue increased by $0.1 million, or 0.2%. On a constant currency basis, the increase in subscription revenue was 13.8%, as a result of a 26.9% increase in subscribers since October 1, 2022. Hardware and other revenue decreased by $0.6 million, or 19.4%. Total revenue decreased by 1.3%. On a constant currency basis, the total revenue increase was 12.1%.
In the Americas segment, subscription revenue increased by $1.7 million, or 22.7%. The FSM business acquired on September 2, 2022 reported subscription revenue of $4.0 million during the six month period, which was the primary reason for the subscription revenue increase. Hardware and other revenue decreased by $0.4 million, or 37.7%. Total revenue increased by $1.3 million, or 14.8%.
In the Europe segment, subscription revenue increased by 0.1%. On a constant currency basis, the decrease in subscription revenue was 3.2% as a result of a 4.2% decrease in subscribers since October 1, 2022. Total revenue increased by 0.2%, following an increase in hardware and other revenues of 1.0% compared to the first half of fiscal year 2023. Total revenue decreased by 3.1% on a constant currency basis.
Subscription revenue in the Middle East and Australasia segment increased by $0.3 million or 3.9%. On a constant currency basis, the increase in subscription revenue was 7.4%, as a result of an 8.5% increase in subscribers since October 1, 2022. Hardware and other revenue increased by $1.3 million, or 48.6%. Total revenue increased by $1.7 million, or 15.3%. Total revenue in constant currency increased by 19.4%.
In the Brazil segment, subscription revenue increased by $0.9 million, or 34.6%. On a constant currency basis, subscription revenue increased by 30.5%. The increase was mainly due to an increase in subscribers of 16.6% since October 1, 2022. Total revenue increased by $1.4 million, or 42.8%. On a constant currency basis, total revenue increased by 38.4%.
Cost of Revenue

	Six Months Ended September 30,
	2022	2023
	(In thousands, except for percentages)
Cost of revenue - subscription	$19,905	$21,431
Cost of revenue - hardware and other	6,581	6,293

Gross profit	$43,835	$46,389
Gross profit margin	62.3%	62.6%
Gross profit margin - subscription	67.7%	66.8%
Gross profit margin - hardware and other	24.0%	33.5%

Compared to an increase in total revenue of $3.8 million, or 5.4%, cost of revenues increased by $1.2 million, or 4.7%, from the first half of fiscal year 2023. This resulted in a higher gross profit margin of 62.6% in the first half of fiscal year 2024 compared to 62.3% in the first half of fiscal year 2023.
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 87.2% of total revenue in the first half of fiscal year 2024 compared to 87.7% in the first half of fiscal year 2023. The subscription revenue margin during the first half of fiscal year 2024 was 66.8%, compared to 67.7% for the first half of fiscal year 2023.
During the first half of fiscal year 2024, hardware and other margins were 33.5% compared to 24.0% in the first half of fiscal year 2023.

Sales and Marketing

	Six Months Ended September 30,
	2022	2023
	(In thousands, except for percentages)
Sales and marketing	$8,385	$6,975
As a percentage of revenue	11.9%	9.4%

Sales and marketing costs decreased by $1.4 million, or 16.8%, from the first half of fiscal year 2023 to the first half of fiscal year 2024 against a $3.8 million, or 5.4%, increase in total revenue. The decrease in the first half of fiscal year 2024 was primarily as a result of decreases of $0.6 million in employee costs, $0.2 million in travel costs, $0.5 million in advertising costs and other decreases of $0.1 million, none of which were individually significant.
In the first half of fiscal year 2024, sales and marketing costs represented 9.4% of revenue compared to 11.9% of revenue in the first half of fiscal year 2023.
Administration and Other Expenses

	Six Months Ended September 30,
	2022	2023
	(In thousands, except for percentages)
Administration and other	$31,547	$32,545
As a percentage of revenue	44.9%	43.9%

Administration and other expenses increased by $1.0 million, or 3.2%, from the first half of fiscal year 2023 to the first half of fiscal year 2024.
The increase mainly relates to $0.8 million in strategic costs related to the Powerfleet Transaction, discussed in the Recent Developments section above and other increases of $0.2 million, none of which were individually significant.

Taxation

	Six Months Ended September 30,
	2022	2023
	(In thousands, except for percentages)
Income tax expense	$6,302	$4,138
Effective tax rate	109.1%	69.0%

Taxation expense decreased by $2.2 million. In the first half of fiscal year 2024, the net income included a foreign exchange loss of $0.9 million before tax and a $0.5 million charge from the income tax effect of net foreign exchange losses (which includes a $0.8 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics and MiX Investments, as well as a $0.3 million deferred tax credit on other foreign exchange losses). During the first half of fiscal year 2023, net loss included a net foreign exchange gain of $1.5 million before tax and a $4.1 million charge from the income tax effect of net foreign exchange gains (which includes a $3.7 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics and MiX Investments, as well as a $0.4 million deferred tax charge on other foreign exchange gains).

Adjusted effective tax rate, a non-GAAP measure which excludes the impact of net foreign exchange gains and losses, restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and contingent consideration remeasurement, net of tax is the tax rate used in determining adjusted net income. Adjusted effective tax rate was 49.8% in the first half of fiscal year 2024 as compared to 47.9% in the first half of fiscal year 2023. Refer to the non-GAAP section below for the reconciliation of adjusted effective tax rate.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and adjusted EBITDA margin are two of the profit measures reviewed by the CODM. We define adjusted EBITDA as net income before income taxes, interest expense, interest income, net foreign exchange gains/losses, depreciation of property, plant and equipment including capitalized customer in-vehicle devices, amortization of intangible assets including capitalized internal-use software development costs and intangible assets identified as part of a business combination, stock-based compensation costs, net profit on sale of property, plant and equipment, restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and the contingent consideration remeasurement. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue.
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

Reconciliation of Net Income to Adjusted EBITDA for the Period
	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2023	2022	2023
	(In thousands)
Net (loss)/income	$(1,206)	$249	$(528)	$1,857
Plus: Income tax expense	3,168	2,296	6,302	4,138
Plus: Interest expense	361	539	624	1,041
Less: Interest income	(138)	(198)	(888)	(467)
(Less)/plus: Net foreign exchange (gains)/losses	(653)	123	(1,498)	853
Plus: Depreciation (1)	2,171	3,201	4,797	5,768
Plus: Amortization (2)	1,279	1,557	2,399	3,002
Plus: Stock-based compensation costs	243	325	51	565
Less: Net profit on sale of property, plant and equipment	—	—	(33)	(4)
Plus: Restructuring costs	—	7	—	30
Plus: Acquisition-related costs	784	—	784	—
Plus: Strategic costs (3)	—	796	—	796
Plus: Non-recurring transitional service agreement costs (4)	—	121	—	121
Less: Contingent consideration remeasurement	—	(514)	—	(538)
Adjusted EBITDA	$6,009	$8,502	$12,010	$17,162
Adjusted EBITDA margin	17.0%	22.5%	17.1%	23.2%
(1) Includes depreciation of owned assets (including in-vehicle devices).
(2) Includes amortization of intangible assets (including intangible assets identified as part of a business combination).
(3) Strategic costs relate to costs incurred in relation to the Powerfleet Transaction discussed in the “Recent Developments” section above.
(4) Certain non-recurring costs related to the extension of the transitional service agreement in respect of the FSM Acquisition will be incurred on a temporary basis from September 2023 to December 2023 and have been excluded from Adjusted EBITDA.

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
Adjusted Net Income
Adjusted net income is defined as net income excluding net foreign exchange gains/losses, restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and contingent consideration remeasurement, net of tax.

We have included adjusted net income in this quarterly report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange gains/losses, restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and contingent consideration remeasurement, net of tax and associated tax consequences, from earnings. Accordingly, we believe that adjusted net income provides useful information to investors and others in understanding and evaluating our operating results.

Reconciliation of net income to adjusted net income
	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2023	2022	2023
	(In thousands)
Net (loss)/income	$(1,206)	$249	$(528)	$1,857
Net foreign exchange (gains)/losses	(653)	123	(1,498)	853
Income tax effect of net foreign exchange gains/(losses)	2,023	109	4,059	534
Restructuring costs	—	7	—	30
Income tax effect of restructuring costs	—	(2)	—	(7)
Acquisition-related costs	784	—	784	—
Income tax effect of acquisition-related costs	(182)	—	(182)	—
Strategic costs (1)	—	796	—	796
Non-recurring transitional service agreement costs (2)	—	121	—	121
Contingent consideration remeasurement	—	(514)	—	(538)
Income tax effect of contingent consideration remeasurement	—	(5)	—	—
Adjusted net income	$766	$884	$2,635	$3,646

(1) Strategic costs relate to costs incurred in relation to the Powerfleet Transaction discussed in the “Recent Developments” section above.
(2) Certain non-recurring costs related to the extension of the transitional service agreement in respect of the FSM Acquisition will be incurred on a temporary basis from September 2023 to December 2023 and have been excluded from Adjusted net income.
Basic and Diluted Adjusted Net Income Per Share
Basic and diluted adjusted net income per share is defined as adjusted net income divided by the weighted average number of ordinary shares in issue during the period.
We have included adjusted net income per share in this quarterly report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange gains/losses, restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and contingent consideration remeasurement, net of tax and associated tax consequences, from earnings. Accordingly, we believe that adjusted net income per share provides useful information to investors and others in understanding and evaluating our operating results.

Reconciliation of net income to basic and diluted adjusted net income per ordinary share
	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2023	2022	2023
	(In thousands)
Net (loss)/income	$(1,206)	$249	$(528)	$1,857
Net foreign exchange (gains)/losses	(653)	123	(1,498)	853
Income tax effect of net foreign exchange gains/(losses)	2,023	109	4,059	534
Restructuring costs	—	7	—	30
Income tax effect of restructuring costs	—	(2)	—	(7)
Acquisition-related costs	784	—	784	—
Income tax effect of acquisition-related costs	(182)	—	(182)	—
Strategic costs (1)	—	796	—	796
Non-recurring transitional service agreement costs (2)	—	121	—	121
Contingent consideration remeasurement	—	(514)	—	(538)
Income tax effect of contingent consideration remeasurement	—	(5)	—	—
Adjusted net income	$766	$884	$2,635	$3,646

Weighted average number of ordinary shares in issue
Basic (’000)	552,210	554,021	551,792	554,119
Adjusted for:
– potentially dilutive effect of stock appreciation rights (3)	2,818	—	3,182	—
– potentially dilutive effect of restricted share units (3)	633	—	1,232	311
Diluted (’000)	555,661	554,021	556,206	554,430

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2023	2022	2023
	(In thousands)
Net (loss)/income per ordinary share – basic	$(0.002)	#	$(0.001)	$0.003
Effect of net foreign exchange (gains)/losses to net income	(0.001)	#	(0.003)	0.002
Income tax effect of net foreign exchange gains/(losses)	0.004	#	0.008	0.001
Restructuring costs	—	#	—	#
Income tax effect of restructuring costs	—	#	—	#
Acquisition-related costs	0.001	—	0.001	—
Income tax effect of acquisition-related costs	(0.001)	—	#	—
Strategic costs (1)	—	0.002	—	0.002
Non-recurring transitional service agreement costs (2)	—	#	—	#
Contingent consideration remeasurement	—	#	—	(0.001)
Income tax effect of contingent consideration remeasurement	—	#	—	—
Adjusted net income per ordinary share – basic	$0.001	$0.002	$0.005	$0.007

Net (loss)/income per ordinary share – diluted	$(0.002)	#	$(0.001)	$0.003
Effect of net foreign exchange (gains)/losses to net income	(0.001)	#	(0.003)	0.002
Income tax effect of net foreign exchange gains/(losses)	0.004	#	0.008	0.001
Restructuring costs	—	#	—	#
Income tax effect of restructuring costs	—	#	—	#
Acquisition-related costs	0.001	—	0.001	—
Income tax effect of acquisition-related costs	(0.001)	—	#	—
Strategic costs (1)	—	0.002	—	0.002
Non-recurring transitional service agreement costs (2)	—	#	—	#
Contingent consideration remeasurement	—	#	—	(0.001)
Income tax effect of contingent consideration remeasurement	—	#	—	—
Adjusted net income per ordinary share – diluted	$0.001	$0.002	$0.005	$0.007
# Amount less than $0.001

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2023	2022	2023
	(In thousands)
Weighted average number of American depository shares (ADS) in issue
Basic (’000)	22,088	22,161	22,072	22,165
Adjusted for:
– potentially dilutive effect of stock appreciation rights (3)	113	—	127	—
– potentially dilutive effect of restricted share units (3)	25	—	49	12
Diluted (’000)	22,226	22,161	22,248	22,177

Net (loss)/income per ADS – basic	$(0.05)	$0.01	$(0.02)	$0.08
Effect of net foreign exchange (gains)/losses to net income	(0.03)	0.01	(0.07)	0.04
Income tax effect of net foreign exchange gains/(losses)	0.09	*	0.18	0.02
Restructuring costs	—	*	—	*
Income tax effect of restructuring costs	—	*	—	*
Acquisition-related costs	0.03	—	0.04	—
Income tax effect of acquisition-related costs	(0.01)	—	(0.01)	—
Strategic costs (1)	—	0.04	—	0.04
Non-recurring transitional service agreement costs (2)	—	*	—	*
Contingent consideration remeasurement	—	(0.02)	—	(0.02)
Income tax effect of contingent consideration remeasurement	—	*	—	—
Adjusted net income per ADS – basic	$0.03	$0.04	$0.12	$0.16

Net (loss)/income per ADS – diluted	$(0.05)	$0.01	$(0.02)	$0.08
Effect of net foreign exchange (gains)/losses to net income	(0.03)	0.01	(0.07)	0.04
Income tax effect of net foreign exchange gains/(losses)	0.09	*	0.18	0.02
Restructuring costs	—	*	—	*
Income tax effect of restructuring costs	—	*	—	*
Acquisition-related costs	0.03	—	0.04	—
Income tax effect of acquisition-related costs	(0.01)	—	(0.01)	—
Strategic costs (1)	—	0.04	—	0.04
Non-recurring transitional service agreement costs (2)	—	*	—	*
Contingent consideration remeasurement	—	(0.02)	—	(0.02)
Income tax effect of contingent consideration remeasurement	—	*	—	—
Adjusted net income per ADS – diluted	$0.03	$0.04	$0.12	$0.16
*Amount less than $0.01

(1) Strategic costs relate to costs incurred in relation to the Powerfleet Transaction discussed in the “Recent Developments” section above.
(2) Certain non-recurring costs related to the extension of the transitional service agreement in respect of the FSM Acquisition will be incurred on a temporary basis from September 2023 to December 2023 and have been excluded from Adjusted net income.
(3) The diluted weighted average number of shares in fiscal year 2023 is used only for purposes of basic and diluted adjusted net income per share as it is anti-dilutive for net loss per share purposes (refer to note 13 to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q).
Adjusted Effective Tax Rate
The adjusted effective tax rate is defined as income tax expense excluding the income tax effect of net foreign exchange gains/losses, restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and contingent consideration remeasurement divided by income before income tax expense excluding net foreign exchange gains/losses, restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and contingent consideration remeasurement.

We have included adjusted effective tax rate in this quarterly report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange gains/losses, restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and contingent consideration remeasurement, and associated tax consequences, from our effective tax rate.

Reconciliation of effective tax rate to adjusted effective tax rate
	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2023	2022	2023
	(In thousands)
Income before income tax expense	$1,962	$2,545	$5,774	$5,995
Net foreign exchange (gains)/losses	(653)	123	(1,498)	853
Restructuring costs	—	7	—	30
Acquisition-related costs	784	—	784	—
Strategic costs (1)	—	796	—	796
Non-recurring transitional service agreement costs (2)	—	121	—	121
Contingent consideration remeasurement	—	(514)	—	(538)
Income before income tax expense excluding net foreign exchange (gains)/losses, restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and contingent consideration remeasurement	$2,093	$3,078	$5,060	$7,257

Income tax expense	$(3,168)	$(2,296)	$(6,302)	$(4,138)
Income tax effect of net foreign exchange gains/(losses)	2,023	109	4,059	534
Income tax effect of restructuring costs	—	(2)	—	(7)
Income tax effect of acquisition-related costs	(182)	—	(182)	—
Income tax effect of contingent consideration remeasurement	—	(5)	—	—
Income tax expense excluding income tax effect of net foreign exchange gains/(losses), restructuring costs, acquisition-related costs and contingent consideration remeasurement	$(1,327)	$(2,194)	$(2,425)	$(3,611)

Effective tax rate	161.5%	90.2%	109.1%	69.0%

Adjusted effective tax rate	63.4%	71.3%	47.9%	49.8%

(1) Strategic costs relate to costs incurred in relation to the Powerfleet Transaction discussed in the “Recent Developments” section above.
(2) Certain non-recurring costs related to the extension of the transitional service agreement in respect of the FSM Acquisition will be incurred on a temporary basis from September 2023 to December 2023 and have been excluded from Adjusted net income.

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

The following table (in thousands) reconciles net cash used in/provided by operating activities to free cash flow for the periods shown:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2023	2022	2023
	(In thousands)
Net cash provided by operating activities	$2,267	$8,459	$1,582	$13,438
Less: Capital expenditure payments	(7,376)	(6,397)	(14,060)	(11,368)
Free cash flow	$(5,109)	$2,062	$(12,478)	$2,070

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
The following tables provide the constant currency reconciliation to the most directly comparable GAAP measure for the periods shown:
Subscription Revenue

	Three Months Ended September 30,			Six Months Ended September 30,
	2022	2023	% Change	2022	2023	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$30,700	$32,437	5.7%	$61,663	$64,648	4.8%
Conversion impact of U.S. Dollar/other currencies	—	1,454	4.7%	—	5,030	8.2%
Subscription revenue on a constant currency basis	$30,700	$33,891	10.4%	$61,663	$69,678	13.0%

Hardware and Other Revenue

	Three Months Ended September 30,			Six Months Ended September 30,
	2022	2023	% Change	2022	2023	% Change
	(In thousands, except for percentages)
Hardware and other revenue as reported	$4,562	$5,325	16.7%	$8,658	$9,465	9.3%
Conversion impact of U.S. Dollar/other currencies	—	100	2.2%	—	390	4.5%
Hardware and other revenue on a constant currency basis	$4,562	$5,425	18.9%	$8,658	$9,855	13.8%

Total Revenue

	Three Months Ended September 30,			Six Months Ended September 30,
	2022	2023	% Change	2022	2023	% Change
	(In thousands, except for percentages)
Total revenue as reported	$35,262	$37,762	7.1%	$70,321	$74,113	5.4%
Conversion impact of U.S. Dollar/other currencies	—	1,554	4.4%	—	5,420	7.7%
Total revenue on a constant currency basis	$35,262	$39,316	11.5%	$70,321	$79,533	13.1%

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. Management believes that there have not been any significant changes in our critical accounting policies and estimates during the second quarter of fiscal year 2024 as compared to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2023, which we filed with the SEC on June 22, 2023.

Liquidity and Capital Resources
We believe that our cash and borrowings available under our credit facilities will be sufficient to meet our liquidity requirements for the foreseeable future. Liquidity risk is reduced as a result of stable income due to the recurring nature of our income, available cash resources, as well as unutilized facilities which are available.
The following tables provide a summary of our cash flows for each of the six months ended September 30, 2022 and 2023:

	Six Months Ended September 30,
	2022	2023
	(In thousands)
Net cash provided by operating activities	$1,582	$13,438
Net cash used in investing activities	(17,726)	(11,609)
Net cash from/(used in) financing activities	4,565	(887)
Net (decrease)/increase in cash and cash equivalents, and restricted cash	(11,579)	942
Cash and cash equivalents, and restricted cash at beginning of the period	34,719	30,657
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(2,727)	(1,384)
Cash and cash equivalents, and restricted cash at the end of the period	$20,413	$30,215
We fund our operations, capital expenditure and acquisitions through cash generated from operating activities, cash on hand and our undrawn borrowing facilities.

It is currently our policy to pay regular dividends, and we consider such dividend payments on a quarter-by-quarter basis.
On May 23, 2017, the MiX Telematics Board approved a share repurchase program of up to R270 million (equivalent of $14.3 million as of September 30, 2023) under which we may repurchase our ordinary shares, including ADSs. On December 3, 2021, the Board approved an increase to the share repurchase program under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the program as at December 2, 2021, the Company could repurchase additional shares with a cumulative value of R160 million ($10.0 million). The total value of the whole share repurchase program post the December 3, 2021 increase is R396.5 million ($24.9 million). Additional shares to the value of R98.5 million (equivalent of $5.2 million as of September 30, 2023) may still be repurchased.
No shares were repurchased during the three months ended September 30, 2023. During the three months ended June 30, 2023, shares with a value of R10.2 million (equivalent of $0.5 million as of September 30, 2023) were repurchased under the share repurchase program.

As a result of signing the Implementation Agreement with Powerfleet, we have discontinued repurchases under the share repurchase program.

Operating Activities
Net cash provided by operating activities during the six months ended September 30, 2022 primarily consisted of our cash generated from operations of $2.0 million and net interest received of $0.1 million, offset by taxes paid of $0.5 million.

Net cash provided by operating activities during the six months ended September 30, 2023 primarily consisted of our cash generated from operations of $14.9 million, offset by taxes paid of $1.2 million and net interest paid of $0.3 million.

Net cash provided by operating activities increased from $1.6 million generated during the six months ended September 30, 2022 to $13.4 million generated during the six months ended September 30, 2023. This is primarily attributable to an increase in cash generated from operations of $12.9 million, offset by increased net interest paid of $0.4 million and increased taxes paid of $0.6 million. The higher cash generated from operations is primarily as a result of an increase in net income of $2.4 million and an improvement in working capital management of $8.0 million (specifically a decrease in prepaid expenses and other current assets of $2.3 million, a decrease in inventories of $1.7 million, an increase in accrued expenses and other liabilities of $2.1 million, an increase in accounts payables of $3.9 million, partially offset by an increase in capitalized commissions of $1.0 million due to higher revenues, an increase in accounts receivables of $0.5 million and adverse changes in foreign currency translation adjustments of $0.5 million).
Investing Activities
Net cash used in investing activities in the six months ended September 30, 2022 was $17.7 million. Net cash used in investing activities during the six months ended September 30, 2022 primarily consisted of capital expenditures of $14.1 million and cash paid for business combination of $3.7 million, partially offset by proceeds from the sale of property, plant and equipment of $0.1 million. Capital expenditures during the six months ended September 30, 2022 included purchases of intangible assets of $2.9 million and cash paid to purchase property and equipment of $11.2 million, which included in-vehicle devices of $10.6 million.

Net cash used in investing activities in the six months ended September 30, 2023 decreased to $11.6 million from $17.7 million in the six months ended September 30, 2022. Net cash used in investing activities during the six months ended September 30, 2023 primarily consisted of capital expenditures of $11.3 million and deferred consideration paid of $0.3 million. Capital expenditures during the six months ended September 30, 2023 included purchases of intangible assets of $2.9 million and cash paid to purchase property and equipment of $8.5 million, which included in-vehicle devices of $8.0 million.
Financing Activities
In the six months ended September 30, 2022, the cash from financing activities of $4.6 million included $7.4 million from facilities utilized for working capital purposes in the Africa segment, offset by dividends paid of $2.7 million and shares repurchased of $0.1 million.
In the six months ended September 30, 2023, the cash used in financing activities of $0.9 million includes dividends paid of $2.7 million and shares repurchased of $0.5 million, offset by $2.3 million from facilities utilized.
Credit Facilities
As of September 30, 2023, our principal sources of liquidity were net cash balances of $12.6 million (consisting of cash and cash equivalents of $29.5 million less short-term debt of $16.9 million (bank overdraft of $16.2 million and book overdraft of $0.7 million) and an unutilized borrowing capacity of $16.5 million available through our credit facilities. As of September 30, 2023, our principal sources of credit are our facilities with Standard Bank, Nedbank and Investec Bank Limited (“Investec”).
The Investec credit facilities are comprised of a 364-day renewable committed general credit facility of R350 million ($22 million at a USD/ZAR exchange rate of $1:ZAR 16.1546), (the “Committed Facility”) and an uncommitted general credit facility of $10 million (the “Uncommitted Facility”). The Committed Facility is in the process of being renewed.

Under the Committed Facility, we will pay a commitment fee charged at 30bps on any undrawn portion of the Committed Facility (plus VAT on such amount), calculated monthly and payable, free of deduction, monthly in arrears on the first business day of each month. The Uncommitted Facility is repayable on demand by Investec and a fee of 10bps per annum shall be charged on any undrawn portion of the Uncommitted Facility (plus VAT on such amount), calculated monthly and payable, free of deduction, monthly in arrears on the seventh business day of each month.
The loans under the Committed Facility bear interest at South African prime interest rate less 1.5% per annum and the loans under the Uncommitted Facility bear interest at overnight or daily negotiable rates, in each case which such interest shall accrue on all amounts outstanding under the Committed Facility or the Uncommitted Facility, as the case may be, payable monthly in arrears on the first business day of each month, or as otherwise specified in the Credit Agreement. Investec shall advise us of any changes to the applicable interest rate. As of September 30, 2023, $13.3 million of the facility was utilized. We will use this facility for working capital purposes.
Up until November 14, 2022, we had the following facilities under the facility letter with Standard Bank, an overdraft facility of R64.0 million (the equivalent of $3.4 million as of September 30, 2023), a working capital facility of R25.0 million (the equivalent of $1.3 million as of September 30, 2023) and a vehicle and asset finance facility of R8.5 million (the equivalent of $0.4 million as of September 30, 2023) that bore interest at South African Prime less 1.2% except for the working capital facility that bore interest at South African Prime less 0.25%.
On November 15, 2022, we concluded a second amendment to the credit agreement with Standard Bank, which entitles us to utilize a maximum amount of R70.0 million (the equivalent of $3.7 million as of September 30, 2023), in the form of a customer foreign currency account overdraft facility (the “CFC Overdraft Facility”). All other facilities under the facility letter with Standard Bank were replaced by the CFC Overdraft Facility. The CFC Overdraft Facility has no fixed renewal date and is repayable on demand. The CFC Overdraft Facility bears interest at the South African Prime interest rate less 1.2% per annum. We use this facility as part of our foreign currency hedging strategy. We draw down on this facility in the applicable foreign currency in order to fix the exchange rate on the existing balance sheet foreign currency exposure that we anticipate settling in that foreign currency. As of September 30, 2023, $2.9 million of the CFC Overdraft Facility was utilized.
In November 2022, we also terminated the suretyship securing our indebtedness (among other parties), to Standard Bank, which was signed by us and our subsidiaries: MiX Telematics Africa and MiX Telematics International. A new suretyship agreement was entered into providing that us and only one subsidiary being MiX Telematics International, binds themselves as surety(ies) and co-principal debtor(s) for the payment, when due, of all the present and future debts of any kind of us and MiX Telematics International to Standard Bank. The security release letter also provided that Standard Bank’s claims to any security furnished by us and our subsidiaries under the original suretyship agreement was released upon signature of the new suretyship agreement.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, we concluded that our disclosure controls and procedures were effective as of September 30, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a - 15(f) and 15d - 15(f) promulgated under the Exchange Act, during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of September 30, 2023, there have been no material changes in the risk factors previously disclosed. Our business is subject to numerous risks, a number of which are described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers

On May 23, 2017, the MiX Telematics Board approved a share repurchase program of up to R270 million (equivalent of $14.3 million as of September 30, 2023) under which we may repurchase our ordinary shares, including ADSs. On December 3, 2021, the Board approved an increase to the share repurchase program under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the program as at December 2, 2021, the Company could repurchase additional shares with a cumulative value of R160 million ($10.0 million). The total value of the whole share repurchase program post the December 3, 2021 increase is R396.5 million ($24.9 million). Additional shares to the value of R98.5 million (equivalent of $5.2 million as of September 30, 2023) may still be repurchased.
Fiscal 2024 purchases
During the second quarter of fiscal 2024, there were no share repurchases.

As a result of signing the Implementation Agreement with Powerfleet, we have discontinued repurchases under the share repurchase program.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions or Modifications

During the six months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 9, 2023