Form 10-Q
period 2023-12-31
MiX Telematics Ltd
filed 2024-02-09
CIK 1576914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ____ to ____

Commission File Number: 001-36027

MIX TELEMATICS LIMITED
(Exact name of Registrant as specified in its charter)

Republic of South Africa			Not Applicable
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

750 Park of Commerce Blvd
Suite 310	Boca Raton
Florida			33487
(Address of principal executive offices)			(Zip Code)

	+1	(877)	585-1088
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

As of January 26, 2024, the registrant had 554,020,612 ordinary shares of no par value, outstanding. This number excludes 53,816,750 shares held by the registrant as treasury stock.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2023	December 31, 2023 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,876	$25,419
Restricted cash	781	863
Accounts receivables, net of allowances for doubtful accounts of $2.7 million and $3.7 million as of March 31, 2023 and December 31, 2023, respectively	24,194	28,264
Inventory, net	4,936	5,137
Prepaid expenses and other current assets	9,950	9,470
Total current assets	69,737	69,153
Property, plant and equipment, net	36,779	40,865
Goodwill	39,258	39,060
Intangible assets, net	21,895	21,247
Deferred tax assets	2,090	583
Other assets	6,804	10,614
Total assets	$176,563	$181,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$15,253	$21,136
Accounts payables	6,120	4,897
Accrued expenses and other liabilities	21,486	23,614
Contingent consideration	3,569	312
Deferred revenue	5,295	6,487
Income taxes payable	298	288
Total current liabilities	52,021	56,734
Deferred tax liabilities	12,357	13,506
Long-term accrued expenses and other liabilities	3,368	3,265
Total liabilities	67,746	73,505
Stockholders’ equity:
MiX Telematics Limited stockholders’ equity
Preference shares: 100 million shares authorized but not issued	—	—
Ordinary shares: 608.8 million and 607.8 million no-par value shares issued as of March 31, 2023 and December 31, 2023, respectively	64,001	63,455
Less treasury stock at cost: 53.8 million shares as of March 31, 2023 and December 31, 2023	(17,315)	(17,315)
Retained earnings	79,024	78,334
Accumulated other comprehensive loss	(13,399)	(13,790)
Additional paid-in capital	(3,499)	(2,672)
Total MiX Telematics Limited stockholders’ equity	108,812	108,012
Non-controlling interest	5	5
Total stockholders’ equity	108,817	108,017

Total liabilities and stockholders’ equity	$176,563	$181,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2023	2022	2023
Revenue
Subscription	$32,469	$33,655	$94,132	$98,303
Hardware and other	5,338	5,430	13,996	14,895
Total revenue	37,807	39,085	108,128	113,198
Cost of revenue
Subscription	9,864	11,942	29,769	33,373
Hardware and other	3,595	3,645	10,176	9,938
Total cost of revenue	13,459	15,587	39,945	43,311
Gross profit	24,348	23,498	68,183	69,887
Operating expenses
Sales and marketing	4,589	3,537	12,974	10,512
Administration and other	15,728	17,507	47,275	50,052
Total operating expenses	20,317	21,044	60,249	60,564
Income from operations	4,031	2,454	7,934	9,323
Other (expense)/income	(748)	66	859	(234)
Interest income	106	307	994	774
Interest expense	378	604	1,002	1,645
Income before income tax expense	3,011	2,223	8,785	8,218
Income tax expense	223	762	6,525	4,900
Net income	2,788	1,461	2,260	3,318
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income attributable to MiX Telematics Limited	$2,788	$1,461	$2,260	$3,318

Net income per ordinary share
Basic	$0.005	$0.003	$0.004	$0.006
Diluted	$0.005	$0.003	$0.004	$0.006

Net income per American Depositary Share
Basic	$0.13	$0.07	$0.10	$0.15
Diluted	$0.13	$0.07	$0.10	$0.15

Ordinary shares
Weighted average	552,865	554,021	552,148	554,086
Diluted weighted average	555,811	554,021	556,047	554,294

American Depositary Shares
Weighted average	22,115	22,161	22,086	22,163
Diluted weighted average	22,232	22,161	22,242	22,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2023	2022	2023
Net income	$2,788	$1,461	$2,260	$3,318
Other comprehensive income/(loss)
Foreign currency translation gains/(losses), net of tax	5,166	3,018	(13,443)	(391)
Total comprehensive income/(loss)	7,954	4,479	(11,183)	2,927
Less: Total comprehensive income attributable to non-controlling interest	—	—	—	—
Total comprehensive income/(loss) attributable to MiX Telematics Limited	$7,954	$4,479	$(11,183)	$2,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended December 31, 2022 and 2023
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of October 1, 2022	605,903	$64,283	$(17,315)	$(14,700)	$(3,950)	$76,469	$104,787	$5	$104,792
Net income	—	—	—	—	—	2,788	2,788	—	2,788
Other comprehensive income	—	—	—	5,166	—	—	5,166	—	5,166
Issuance of common stock in relation to SARs exercised	1,238	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	273	—	273	—	273
Dividends of 4 South African cents (0.2 U.S. cents) per ordinary share declared	—	—	—	—	—	(1,250)	(1,250)	—	(1,250)
Balance as of December 31, 2022	607,141	$64,283	$(17,315)	$(9,534)	$(3,677)	$78,007	$111,764	$5	$111,769

Balance as of October 1, 2023	607,838	$63,455	$(17,315)	$(16,808)	$(2,934)	$78,203	$104,601	$5	$104,606
Net income	—	—	—	—	—	1,461	1,461	—	1,461
Other comprehensive income	—	—	—	3,018	—	—	3,018	—	3,018
Stock-based compensation	—	—	—	—	262	—	262	—	262
Dividends of 4.5 South African cents (0.2 U.S cents) per ordinary share declared	—	—	—	—	—	(1,330)	(1,330)	—	(1,330)
Balance as of December 31, 2023	607,838	$63,455	$(17,315)	$(13,790)	$(2,672)	$78,334	$108,012	$5	$108,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended December 31, 2022 and 2023
	Common Stock		Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Additional Paid-In Capital	Retained Earnings	Total MiX Telematics Limited Stockholders’ Equity	Non-Controlling Interest	Total Stockholder’s Equity
	Shares	Amount
Balance as of April 1, 2022	605,177	$64,390	$(17,315)	$3,909	$(4,001)	$79,709	$126,692	$5	$126,697
Net income	—	—	—	—	—	2,260	2,260	—	2,260
Other comprehensive loss	—	—	—	(13,443)	—	—	(13,443)	—	(13,443)
Issuance of common stock in relation to SARs and RSUs exercised	2,292	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	324	—	324	—	324
Dividends declared	—	—	—	—	—	(3,962)	(3,962)	—	(3,962)
Ordinary shares repurchased and cancelled	(328)	(107)	—	—	—	—	(107)	—	(107)
Balance as of December 31, 2022	607,141	$64,283	$(17,315)	$(9,534)	$(3,677)	$78,007	$111,764	$5	$111,769

Balance as of April 1, 2023	608,754	$64,001	$(17,315)	$(13,399)	$(3,499)	$79,024	$108,812	$5	$108,817
Net income	—	—	—	—	—	3,318	3,318	—	3,318
Other comprehensive loss	—	—	—	(391)	—	—	(391)	—	(391)
Issuance of common stock in relation to RSUs exercised	800	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	827	—	827	—	827
Dividends declared	—	—	—	—	—	(4,008)	(4,008)	—	(4,008)
Ordinary shares repurchased and cancelled	(1,716)	(546)	—	—	—	—	(546)	—	(546)
Balance as of December 31, 2023	607,838	$63,455	$(17,315)	$(13,790)	$(2,672)	$78,334	$108,012	$5	$108,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2022	2023
Cash flows from operating activities
Net income	$2,260	$3,318
Adjustments to reconcile net income to net cash provided by operating activities:
Current income taxes	2,154	2,006
Deferred income taxes	4,371	2,894
Profit on sale of property, plant and equipment	(32)	(49)
Contingent consideration remeasurement	—	(1,049)
Depreciation	7,216	9,404
Amortization of intangible assets	3,992	4,620
Amortization of deferred commissions	3,017	3,819
Net interest expense	8	871
Stock based compensation costs	324	827
Net foreign exchange (gains)/losses	(743)	1,346
Change in allowance for doubtful accounts	2,872	3,561
Write-down of inventory to net realizable value	434	323
Net accrued expenses and other liabilities raised	580	(272)
Other non-cash items	(468)	(262)
Changes in operating assets and liabilities:
Inventories	(2,073)	(524)
Accounts receivables	(4,848)	(7,631)
Prepaid expenses and other current assets	(60)	(495)
Accounts payables	(3,183)	(1,591)
Accrued expenses and other liabilities	3,579	2,943
Deferred commissions	(4,973)	(6,763)
Foreign currency translation adjustments on operating assets and liabilities	(876)	(1,637)
Interest received	590	697
Interest paid	(601)	(1,252)
Income tax paid	(745)	(1,587)
Net cash provided by operating activities	12,795	13,517

Cash flows from investing activities
Acquisition of property, plant and equipment – in-vehicle devices	(14,521)	(12,140)
Acquisition of property, plant and equipment – other	(788)	(701)
Proceeds from the sale of property, plant and equipment	71	65
Acquisition of intangible assets	(4,086)	(4,254)
Cash paid for business combination	(3,739)	—
Deferred consideration paid	—	(1,414)
Net cash used in investing activities	(23,063)	(18,444)

Cash flows from financing activities
Cash paid for ordinary shares repurchased	(107)	(546)
Cash paid on dividends to MiX Telematics Limited stockholders	(3,955)	(4,002)
Movement in short-term debt	7,562	5,946
Net cash from financing activities	3,500	1,398

Net decrease in cash and cash equivalents, and restricted cash	(6,768)	(3,529)
Cash and cash equivalents, and restricted cash at beginning of the period	34,719	30,657
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(2,142)	(846)
Cash and cash equivalents, and restricted cash at end of the period	$25,809	$26,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIX TELEMATICS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Summary of Significant Accounting Policies

Nature of the Business

MiX Telematics Limited and its subsidiaries (“the Company”) is a global provider of fleet and mobile asset management solutions delivered as Software-as-a-Service (“SaaS”). The Company’s solutions enable customers to manage, optimize and protect their investments in commercial fleets, mobile assets or personal vehicles. The Company’s solutions enable a wide range of customers, from large enterprise fleets to small fleet operators and consumers, to reduce fuel and other operating costs, improve efficiency, enhance regulatory compliance, promote driver safety, manage risk and mitigate theft.

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

We have considered the impact of rising inflation, fuel prices, global politics, sanctions and the impact thereof on global trade on the estimates and assumptions used. As of December 31, 2023, we have taken into account the impact of the above on goodwill sensitivities and impairment assessments. However, future changes in economic conditions could have an impact on future estimates and judgements used.

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

Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted during the nine months ended December 31, 2023.

Recent Accounting Pronouncements Not Yet Adopted
On October 28, 2021, the FASB issued ASU 2021-08, which amends ASC 805, Business Combinations, to require companies to apply ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC 805 which requires an acquirer to generally recognize such items at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022 and interim periods therein for public business entities (PBEs). For all other entities, it is effective for fiscal years beginning after December 15, 2023 and interim periods therein. Early adoption is permitted for all entities, including adoption in an interim period. The adoption of the ASU is expected to have no material impact.

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

Contract liabilities
When customers are invoiced in advance for subscription services that will be provided over periods of more than one month, or pay in advance of service periods of more than one month, deferred revenue liabilities are recorded. Deferred revenue as of March 31, 2023 and December 31, 2023 was $5.3 million and $6.5 million, respectively. During the quarters ended December 31, 2022 and December 31, 2023, revenue of $1.2 million and $0.8 million, respectively, which was included in the deferred revenue balances at the beginning of each such quarter, was recognized. During the nine months ended December 31, 2022 and December 31, 2023, revenue of $3.4 million and $2.9 million, respectively, which was included in the deferred revenue balances at the beginning of each such financial year, was recognized.

Contract acquisition costs
Commissions payable to sales employees and external third parties which are incurred to acquire contracts are capitalized and amortized, unless the amortization period is 12 months or less, in which instance they are expensed immediately. Deferred commissions were $6.0 million and $9.4 million as of March 31, 2023 and December 31, 2023, respectively, and are included in Other assets on the Condensed Consolidated Balance Sheets.

The following is a summary of the amortization expense recognized (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2023	2022	2023
Amortization recognized during the period:	$(1,088)	$(1,464)	$(3,017)	$(3,819)
–Cost of revenue (external commissions)	(868)	(1,215)	(2,340)	(3,153)
–Sales and marketing (internal commissions)	(220)	(249)	(677)	(666)

4. Credit risk related to accounts receivable

The movements in the allowance for doubtful accounts are as follows (in thousands):

	Nine Months Ended December 31,
	2022	2023
Balance at April 1	$5,426	$2,745
Bad debt provision	2,872	3,561
Write-offs	(4,326)	(2,638)
Foreign currency translation differences	(636)	(11)
Balance at December 31	$3,336	$3,657

Overview of the Company’s exposure to credit risk from customers

The maximum exposure to credit risk at the reporting date is the gross carrying value of each receivable and loan to external parties. As of March 31, 2023 and December 31, 2023, the Company had no significant concentration of credit risk, due to its spread of customers across various operations and geographical locations.

The Company does not hold any collateral as security.

5. Inventory

Inventory, which comprises of components and finished goods, is stated at the lower of cost and net realizable value. Cost is determined using a first-in, first-out, actual cost or weighted average cost basis.

Inventory comprises of the following (in thousands):

	March 31, 2023	December 31, 2023
Components	$3,131	$1,510
Finished goods	3,146	4,804
Total inventory	6,277	6,314
Less: Accumulated write-down to net realizable value	(1,341)	(1,177)
Inventory, net	$4,936	$5,137

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets comprise of the following (in thousands):

	March 31, 2023	December 31, 2023
Pre-payments	$2,742	$3,678
Prepaid taxes	95	136
Indemnification asset	474	—
Current income tax asset	1,496	936
VAT receivable	1,362	1,203
Sundry debtors	3,378	3,129
Deposits	131	134
Staff receivable	91	172
Lease receivable	171	52
Interest receivable	10	30
	$9,950	$9,470

7. Property, plant and equipment

Property, plant and equipment comprises owned and right of use assets. The Company leases many assets including property, motor vehicles and office equipment.

The cost and accumulated depreciation of owned assets are as follows (in thousands):

	March 31, 2023	December 31, 2023
Owned assets
Plant and Equipment	$793	$845
Motor Vehicles	1,948	1,888
Furniture, fixtures and equipment	1,295	1,175
Computer and radio equipment	3,743	4,088
In-vehicle devices	72,405	82,687
Assets in progress	26	34
Owned assets, gross	80,210	90,717
Less: accumulated depreciation and impairments	(46,932)	(53,232)
Owned assets, net	$33,278	$37,485

Depreciation expense related to owned assets during the three months ended December 31, 2022 and 2023 was $2.4 million and $3.6 million, respectively. Depreciation expense related to owned assets during the nine months ended December 31, 2022 and 2023 was $7.2 million and $9.4 million, respectively. Depreciation expense related to in-vehicle devices is included in subscription cost of revenue.

The cost and accumulated depreciation of right-of-use assets are as follows (in thousands):

	March 31, 2023	December 31, 2023
Right-of-use assets
Property	$5,792	$5,193
Equipment, motor vehicles and other	259	306
Less: accumulated depreciation	(2,550)	(2,119)
Right of use assets, net	$3,501	$3,380

8. Intangible assets

Intangible assets comprise the following (in thousands):

		As of March 31, 2023			As of December 31, 2023
	Useful life (in years)	Gross Carrying amount	Accumulated amortization	Net	Gross Carrying amount	Accumulated amortization	Net
Patents and trademarks	3 - 10	$90	$(63)	$27	$121	$(95)	$26
Customer relationships	1 - 10	8,234	(3,061)	5,173	8,316	(4,008)	4,308
Internal-use software, technology and other	1 - 20	39,031	(22,336)	16,695	41,127	(24,214)	16,913
Total		$47,355	$(25,460)	$21,895	$49,564	$(28,317)	$21,247

For the three months ended December 31, 2022 and 2023, amortization expense of $1.6 million has been recognized in both periods. For the nine months ended December 31, 2022 and 2023, amortization expense of $4.0 million, and $4.6 million, respectively, has been recognized. Non-cash disposals of $0.6 million and $2.0 million were recognized for the nine months ended December 31, 2022 and 2023, respectively. Foreign exchange related gains of $2.9 million and foreign exchange related losses $0.3 million, on accumulated amortization, were recognized for the nine months ended December 31, 2022 and 2023, respectively.

9. Accrued expenses and other liabilities

Accrued expenses and other liabilities comprise the following (in thousands):

	March 31, 2023	December 31, 2023
Current:
Product warranties	$317	$320
Maintenance	430	339
Employee-related accruals	3,392	3,997
Bonus and incentives	3,344	2,738
Lease liabilities	688	868
Accrued commissions	3,675	5,023
Loss contingency (1)	474	—
Value added tax payables	1,239	1,371
Post-acquisition support and hardware payable (1)	2,265	1,729
Other accruals	5,662	7,229
Total current	$21,486	$23,614

Non-current:
Lease liabilities	$2,966	$2,803
Other liabilities	402	462
Total non-current	$3,368	$3,265

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

	As of December 31,
	2022	2023
Product warranties
Opening balance	$683	$359
Warranty credit	(44)	(11)
Reclassification (1)	265	—
Acquisition (2)	41	—
Foreign currency translation difference	(86)	1
Balance as of December 31	$329	$349
Non-current portion (included in other liabilities)	$42	$29
Current portion	$287	$320

(1) Relates to a reclassification of certain costs from Product warranties to the Maintenance provision during fiscal year 2023.
(2) Relates to the FSM Acquisition.

10. Development expenditure

Development expenditure incurred comprises the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2023	2022	2023
Costs capitalized (1)	$905	$1,144	$2,934	$3,662
Costs expensed (2)	1,358	1,424	4,362	4,403
Total costs incurred	$2,263	$2,568	$7,296	$8,065

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

The components of lease cost are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2023	2022	2023
Operating lease cost	$297	$286	$932	$889
Short-term lease cost	104	156	236	368
Total lease cost	$401	$442	$1,168	$1,257

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Nine Months Ended December 31,
	2022	2023
Operating cash flow information:
Cash payments included in the measurement of lease liabilities	$1,069	$775
Non-cash activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$868	$600

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	March 31, 2023	December 31, 2023
Weighted-average remaining lease term - operating leases (months) (1)	22	19
Weighted-average discount rate - operating leases	8.0%	8.4%

(1) Including expected renewals where appropriate.

Maturities of operating lease liabilities as of December 31, 2023 were as follows (in thousands):

2024 (remainder)	$288
2025	1,064
2026	860
2027	727
2028	684
Thereafter	828
Total future minimum lease payments	4,451
Less: Imputed interest	(780)
Present value of future minimum lease payments	3,671
Less: Current portion of lease liabilities	(868)
Non-current portion of lease liabilities	$2,803

12. Income taxes

Our income tax provision reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted for any discrete events which are recorded in the period they occur. The estimates are re-evaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 74.3% for the nine months ended December 31, 2022 compared to 59.6% for the nine months ended December 31, 2023. Our effective tax rate was 7.4% for the three months ended December 31, 2022 compared to 34.3% for the three months ended December 31, 2023.

13. Earnings per share

Basic
Basic earnings per share is calculated by dividing the income attributable to ordinary shareholders of the parent by the weighted average number of ordinary shares in issue during the period.

The net income and weighted average number of shares used in the calculation of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2023	2022	2023
Ordinary shares:
Numerator (basic)
Net income attributable to MiX Telematics Limited stockholders	$2,788	$1,461	$2,260	$3,318
Denominator (basic)
Weighted-average number of ordinary shares in issue and outstanding	552,865	554,021	552,148	554,086
Basic earnings per share	$0.005	$0.003	$0.004	$0.006

American Depositary Shares*:
Numerator (basic)
Net income attributable to MiX Telematics Limited stockholders	$2,788	$1,461	$2,260	$3,318
Denominator (basic)
Weighted-average number of American Depositary Shares in issue and outstanding	22,115	22,161	22,086	22,163
Basic earnings per American Depositary Share	$0.13	$0.07	$0.10	$0.15

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2023	2022	2023
Ordinary shares:
Numerator (diluted)
Diluted net income attributable to MiX Telematics Limited stockholders	$2,788	$1,461	$2,260	$3,318
Denominator (diluted)
Weighted-average number of ordinary shares in issue and outstanding	552,865	554,021	552,148	554,086
Adjusted for:
– potentially dilutive effect of stock appreciation rights	2,249	—	2,873	—
– potentially dilutive effect of restricted share units	697	—	1,026	208
Diluted-weighted average number of ordinary shares in issue and outstanding	555,811	554,021	556,047	554,294
Diluted earnings per share	$0.005	$0.003	$0.004	$0.006

American Depositary Shares*:
Numerator (diluted)
Diluted net income attributable to MiX Telematics Limited stockholders	$2,788	$1,461	$2,260	$3,318
Denominator (diluted)
Weighted-average number of American Depositary Shares in issue and outstanding	22,115	22,161	22,086	22,163
Adjusted for:
– potentially dilutive effect of stock appreciation rights	90	—	115	—
– potentially dilutive effect of restricted share units	27	—	41	9
Diluted weighted-average number of American Depositary Shares in issue and outstanding	22,232	22,161	22,242	22,172
Diluted earnings per American Depositary Share	$0.13	$0.07	$0.10	$0.15

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

The CODM has been identified as the Chief Executive Officer who makes strategic decisions for the Company. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses income before income tax expense excluding the contingent consideration remeasurement, non-recurring transitional service agreement costs, strategic costs, acquisition-related costs, interest expense, interest income, net foreign exchange losses/gains, net loss/profit on sale of property, plant and equipment, restructuring costs, stock-based compensation costs, depreciation, amortization, onerous contract costs, operating lease costs and corporate and consolidation entries. Product development costs are capitalized and amortized and this amortization is excluded from Segment Adjusted EBITDA.

Segment assets are not disclosed because such information is not reviewed by the CODM.

The following tables provide revenue and Segment Adjusted EBITDA (in thousands):

	Three Months Ended December 31, 2022
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$18,029	$1,460	$19,489	$8,121
Europe	3,051	748	3,799	1,402
Americas	5,842	308	6,150	1,378
Middle East and Australasia	4,013	2,382	6,395	2,308
Brazil	1,516	440	1,956	614
Total Regional Sales Offices	32,451	5,338	37,789	13,823
Central Services Organization	18	—	18	(2,570)
Total Segment Results	$32,469	$5,338	$37,807	$11,253

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Three Months Ended December 31, 2023
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$19,408	$1,512	$20,920	$8,869
Europe	3,014	368	3,382	1,113
Americas	5,062	561	5,623	1,321
Middle East and Australasia	4,361	2,318	6,679	2,802
Brazil	1,805	671	2,476	782
Total Regional Sales Offices	33,650	5,430	39,080	14,887
Central Services Organization	5	—	5	(2,504)
Total Segment Results	$33,655	$5,430	$39,085	$12,383

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Nine Months Ended December 31, 2022
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$55,163	$4,545	$59,708	$23,586
Europe	9,215	1,747	10,962	3,737
Americas	13,535	1,471	15,006	2,496
Middle East and Australasia	12,095	5,156	17,251	6,295
Brazil	4,065	1,077	5,142	1,457
Total Regional Sales Offices	94,073	13,996	108,069	37,571
Central Services Organization	59	—	59	(8,029)
Total Segment Results	$94,132	$13,996	$108,128	$29,542

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

	Nine Months Ended December 31, 2023
	Subscription revenue (1)	Hardware and other revenue (2)	Total revenue	Segment Adjusted EBITDA
Regional Sales Offices
Africa	$56,606	$3,997	$60,603	$26,016
Europe	9,184	1,377	10,561	3,639
Americas	14,503	1,286	15,789	2,403
Middle East and Australasia	12,757	6,441	19,198	8,338
Brazil	5,237	1,790	7,027	2,629
Total Regional Sales Offices	98,287	14,891	113,178	43,025
Central Services Organization	16	4	20	(7,321)
Total Segment Results	$98,303	$14,895	$113,198	$35,704

1.Subscription revenue is recognized over time.
2.Hardware and other revenue is recognized at a point in time.

A reconciliation of the segment results to income before income tax expense is disclosed below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2023	2022	2023
Segment Adjusted EBITDA	$11,253	$12,383	$29,542	$35,704
Corporate and consolidation entries	(2,267)	(2,267)	(7,219)	(7,179)
Operating lease costs (1)	(298)	(285)	(933)	(888)
Product development costs (2)	(280)	(293)	(972)	(976)
Onerous contract costs	—	(4)	—	35
Depreciation and amortization	(4,012)	(5,254)	(11,208)	(14,024)
Stock-based compensation costs	(273)	(262)	(324)	(827)
Restructuring costs	(84)	—	(84)	(30)
Net (loss)/profit on sale of property, plant and equipment	(1)	45	32	49
Net foreign exchange (losses)/gains	(755)	(493)	743	(1,346)
Interest income	106	307	994	774
Interest expense	(378)	(604)	(1,002)	(1,645)
Acquisition-related costs	—	—	(784)	—
Strategic costs (3)	—	(1,200)	—	(1,996)
Non-recurring transitional service agreement costs (4)	—	(361)	—	(482)
Contingent consideration remeasurement	—	511	—	1,049
Income before income tax expense	$3,011	$2,223	$8,785	$8,218

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
4.Certain non-recurring costs related to the extension of the transitional service agreement in respect of the FSM business acquired from Trimble in September 2022 were incurred on a temporary basis from September 2023 to December 2023 and have been excluded from Adjusted EBITDA.

No single customer accounted for 10% or more of the Company’s total revenue for the three months ended December 31, 2022 and 2023. No single customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2023 or December 31, 2023.

15. Stock-based compensation plan

The Company has issued equity-classified share incentives under the MiX Telematics Long-Term Incentive Plan (“LTIP”) to directors and certain key employees within the Company.

The LTIP provides for three types of grants to be issued, namely performance shares, restricted share units (“RSUs”) and stock appreciation rights (“SARs”).

As of December 31, 2023, there were 12,790,000 shares reserved for future issuance under the LTIP.

The total stock-based compensation expense recognized during the three months ended December 31, 2022 and 2023 was $0.3 million in each period. The total stock-based compensation expense recognized during the nine months ended December 31, 2022 and 2023 was $0.3 million and $0.8 million, respectively.

Stock appreciation rights granted under the LTIP

The following table summarizes the activities for the outstanding SARs:

	Number of SARs	Weighted- Average Exercise Price in U.S. Cents*	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)*
Outstanding as of April 1, 2023	35,800,000	37
Granted	10,600,000	27
Exercised	—	—
Forfeited	(1,425,000)	32
Outstanding as of December 31, 2023	44,975,000	34	3.83

Vested and expected to vest as of December 31, 2023	42,726,250	34	3.83	$—
Vested as of December 31, 2023	—	—	—	$—

As of December 31, 2023, there was $2.1 million of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 3.72 years.

*U.S. currency amounts are based on a ZAR:USD exchange rate of 18.2982 as of December 31, 2023.

Restricted share units granted under the LTIP

0.8 million RSUs were outstanding and unvested as of April 1, 2023. 0.8 million RSUs vested and were settled during the first quarter of fiscal year 2024. There were no outstanding RSUs as at the end of the first, second and third quarters of fiscal year 2024.

The following table summarizes the Company’s unvested RSUs for the nine months ended December 31, 2023:

	Number of RSUs	Weighted- Average Grant-Date Fair Value in U.S. Cents*
Unvested as of April 1, 2023	800,000	31
Settled	(800,000)	31
Unvested as of December 31, 2023	—	—

* The exercise price used to determine the grant date fair value is denominated in South African cents. U.S. currency amounts are based on a ZAR:USD exchange rate of 18.2982 as of December 31, 2023.

16. Debt

As of March 31, 2023 debt comprised bank overdrafts of $15.3 million. As of December 31, 2023 debt comprised $20.5 million of bank overdrafts and $0.6 million of book overdrafts, respectively.

Details of undrawn facilities are shown below:

	Interest rate	March 31, 2023	December 31, 2023
Undrawn borrowing facilities at floating rates include:
– Standard Bank:
CFC Overdraft	SA Prime* less 1.2%	$1,180	$1,798
Overdraft	SA Prime* less 1.2%	—	—
Vehicle and asset finance	SA Prime* less 1.2%	—	—
Working capital facility	SA Prime* less 0.25%	—	—
– Nedbank Limited overdraft	SA Prime* less 2%	264	547
– Investec Bank Limited Facility:
General committed banking facility	SA Prime* less 1.5%	7,222	656
General uncommitted banking facility	Negotiable (overnight or daily rates)	10,000	10,000

		$18,666	$13,001
*South African prime interest rate

As of March 31, 2023 and December 31, 2023, the South African prime interest rate was 11.25% and 11.75% respectively. The Standard Bank and Nedbank Limited (“Nedbank”) facilities have no fixed renewal date and are repayable on demand. The facility from Nedbank is unsecured.

The Investec Bank Limited (“Investec”) credit facilities are comprised of a 364-day renewable committed general credit facility of R350 million (the equivalent of $19.1 million as of December 31, 2023) (the “Committed Facility”) and an uncommitted general credit facility of $10 million (the “Uncommitted Facility”). As of December 31, 2023, $18.5 million of the Committed Facility was utilized.

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

On November 15, 2022, the Company concluded a second amendment to the credit agreement with Standard Bank, which entitles the Company to utilize a maximum amount of R70.0 million (the equivalent of $3.8 million as of December 31, 2023), in the form of a customer foreign currency account overdraft facility (the “CFC Overdraft Facility”). All other facilities under the facility letter with Standard Bank were replaced by the CFC Overdraft Facility. The CFC Overdraft Facility has no fixed renewal date and is repayable on demand. The CFC Overdraft Facility bears interest at the South African Prime interest rate less 1.2% per annum. As of December 31, 2023, $2.0 million of the CFC Overdraft Facility was utilized.

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

On December 19, 2023, Powerfleet and the Company entered into a commitment letter with Rand Merchant Bank, a division of FirstRand Bank Limited (“RMB”), pursuant to which RMB has committed to provide two senior secured term loan facilities to Powerfleet and Powerfleet Sub in an aggregate principal amount of up to $85 million (comprised of two facilities in the aggregate principal amount of up to the ZAR equivalent of $50 million and $35 million, respectively (the “Term A facility” and “Term B facility,” respectively, and, collectively, the “term facilities”)) and a general banking facility to Powerfleet Sub in an aggregate principal amount of up to R350 million (the “general facility” and, together with the term facilities, the “credit facilities”). The term facilities will be available to Powerfleet for the purpose of redeeming the Series A preferred stock in full in cash, and the general facility will be available to fund the ongoing activity and capital expenditures of Powerfleet Sub. The credit facilities are subject to customary closing conditions.

17. Contingencies

Service agreement
In terms of an amended network services agreement with Mobile Telephone Networks Proprietary Limited (“MTN”), MTN is entitled to claw back payments from MiX Telematics Africa, a subsidiary of the Company, in the event of early cancellation of the agreement or certain base connections not being maintained over the term of the agreement. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2023 and December 31, 2023 was $1.1 million and $0.9 million, respectively. No loss is considered probable under this arrangement.

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

We cannot predict the timing of a resolution or the ultimate outcome of the matter. However, the Company and its external legal advisers continue to believe that we have consistently adhered to all applicable laws and regulations and that the referral from the Commission is without merit. As of December 31, 2023, no intermediary steps have taken place, and we have not made any provisions for this matter as an estimate of the possible loss or range of loss could not be made, and we do not believe that an outflow of economic resources is probable.

18. Subsequent events

Other than the items below, the directors are not aware of any matter material or otherwise arising since December 31, 2023 and up to the date of this report, not otherwise dealt with herein.

Dividend declared
The Board of Directors declared, in respect of the three months ended December 31, 2023, a dividend of 4.50000 South African cents per ordinary share and 1.12500 South African Rand per American Depositary Share (“ADS”), which will be paid on March 7, 2024 to ADS holders on record as of the close of business on February 23, 2024.

Business combination
As previously disclosed in a Current Report on Form 8-K on October 10, 2023, the Company entered into an agreement (the “Agreement”) with PowerFleet, Inc. (“Powerfleet”) and Main Street 2000 Proprietary Limited, a wholly owned subsidiary of Powerfleet (“Powerfleet Sub”), whereby Powerfleet Sub will acquire all of the issued ordinary shares of the Company, including the ordinary shares represented by the Company’s ADSs, through the implementation of a scheme of arrangement (the “Scheme”) in accordance with Sections 114 and 115 of the South African Companies Act, No. 71 of 2008. As a result of the transactions, including the Scheme, contemplated by the Agreement (collectively, the “Powerfleet Transaction”), the Company will become an indirect, wholly owned subsidiary of Powerfleet, the Company’s ordinary shares will be delisted from the Johannesburg Stock Exchange and the Company’s ADSs will be delisted from the New York Stock Exchange.

As announced on January 30, 2024, the Company distributed a circular in respect of the Scheme (the “Scheme Circular”), together with a South African prospectus of Powerfleet in respect of the secondary inward listing of Powerfleet on the JSE, to the Company’s shareholders. The Scheme Circular incorporates a notice of scheme meeting convened for the purposes of approving the resolutions required to implement the Scheme, and will be held at 2:30 p.m. (South African Time) on Wednesday, February 28, 2024, for the purpose of considering and, if deemed fit, passing with or without modification the resolutions required to be approved by the Company’s shareholders in order to authorize and implement the Scheme. In connection with the Powerfleet Transaction, Powerfleet has filed, and the SEC declared effective on January 24, 2024, a Registration Statement on Form S-4, which includes a joint proxy statement of the Company and Powerfleet and a U.S. prospectus of Powerfleet. The Company and Powerfleet commenced the mailing of the joint proxy statement/U.S. prospectus on January 29, 2024.

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

Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of known and unknown risks and uncertainties, some of which are beyond our control. We believe that these risks and uncertainties include, but are not limited to, those described in the section entitled “Risk Factors” and forward-looking statements in the Company’s most recent Annual Report on Form 10-K and, with respect to the proposed transaction with PowerFleet, Inc. (“Powerfleet”), the Registration Statement on Form S-4, which includes a joint proxy statement of the Company and Powerfleet and a U.S. prospectus of Powerfleet, filed by Powerfleet and declared effective by the U.S. Securities and Exchange Commission on January 24, 2024. These risk factors should not be considered as an exhaustive list and should be read in conjunction with the other cautionary statements and information in this report.

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
Overview
We are a leading global provider of fleet and mobile asset management solutions delivered as Software-as-as-Service (“SaaS”). Our solutions deliver a measurable return by enabling our customers to manage, optimize and protect their investments in commercial fleets or personal vehicles. We generate actionable insights that enable a wide range of customers, from large enterprise fleets to small fleet operators and consumers, to reduce fuel and other operating costs, improve efficiency, enhance regulatory compliance, enhance driver safety, manage risk and mitigate theft. Our solutions mostly rely on our proprietary, highly scalable technology platforms, which allow us to collect, analyze and deliver information based on data from our customers’ vehicles. Using an intuitive, web-based interface, dashboards or mobile applications, our fleet customers can access large volumes of real-time and historical data, monitor the location and status of their drivers and vehicles and analyze a wide number of key metrics across their fleet operations.
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
Recent Developments
As previously reported in a Current Report on Form 8-K on October 10, 2023, we entered into an Implementation Agreement (the “Agreement”), by and among us, PowerFleet, Inc., a Delaware corporation (“Powerfleet”), and Main Street 2000 Proprietary Limited, a private company incorporated in the Republic of South Africa and a wholly owned subsidiary of Powerfleet (“Powerfleet Sub”), pursuant to which, subject to the terms and conditions thereof, Powerfleet Sub will acquire all of our issued ordinary shares, including the ordinary shares represented by our ADSs, through the implementation of a scheme of arrangement (the “Scheme”) in accordance with Sections 114 and 115 of the South African Companies Act, No. 71 of 2008, in exchange for shares of common stock, par value $0.01 per share, of Powerfleet (the “Powerfleet Common Stock”). As a result of the transactions, including the Scheme, contemplated by the Agreement (the “Powerfleet Transaction”), we will become an indirect, wholly owned subsidiary of Powerfleet.
The implementation of the Scheme will result in the delisting of our ordinary shares from the Johannesburg Stock Exchange (the “JSE”) and the delisting of our ADSs from the New York Stock Exchange. The Powerfleet Common Stock will continue to be listed on The Nasdaq Global Market and will additionally be listed on the JSE by way of a secondary inward listing.

As previously reported in a Current Report on Form 8-K on January 30, 2024, we have distributed a circular in respect of the Scheme (the “Scheme Circular”), together with a South African prospectus of Powerfleet in respect of the secondary inward listing of Powerfleet on the JSE, to our shareholders. The Scheme Circular incorporates a notice of scheme meeting convened for the purposes of approving the resolutions required to implement the Scheme, and will be held at 2:30 p.m. (South African Time) on Wednesday, February 28, 2024, for the purpose of considering and, if deemed fit, passing with or without modification the resolutions required to be approved by our shareholders in order to authorize and implement the Scheme. In connection with the Powerfleet Transaction, Powerfleet has filed, and the U.S. Securities and Exchange Commission (the “SEC”) declared effective on January 24, 2024, a Registration Statement on Form S-4, which includes a joint proxy statement of the Company and Powerfleet and a U.S. prospectus of Powerfleet. The Company and Powerfleet commenced the mailing of the joint proxy statement/U.S. prospectus on January 29, 2024.

On December 19, 2023, Powerfleet and the Company entered into a commitment letter with Rand Merchant Bank, a division of FirstRand Bank Limited (“RMB”), pursuant to which RMB has committed to provide two senior secured term loan facilities to Powerfleet and Powerfleet Sub in an aggregate principal amount of up to $85 million (comprised of two facilities in the aggregate principal amount of up to the ZAR equivalent of $50 million and $35 million, respectively (the “Term A facility” and “Term B facility,” respectively, and, collectively, the “term facilities”)) and a general banking facility to Powerfleet Sub in an aggregate principal amount of up to R350 million (the “general facility” and, together with the term facilities, the “credit facilities”). The term facilities will be available to Powerfleet for the purpose of redeeming the Series A preferred stock in full in cash, and the general facility will be available to fund the ongoing activity and capital expenditures of Powerfleet Sub. The credit facilities are subject to customary closing conditions.

The Powerfleet Transaction is expected to close in the first half of calendar year 2024, subject to satisfaction of customary closing conditions including, but not limited to, approval from our shareholders and approval from Powerfleet’s stockholders.

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
In the three months ended December 31, 2022 and 2023, subscription revenue increased as a percentage of total revenue due to a decrease in hardware and other revenues. In the three months ended December 31, 2022 and 2023, subscription revenue represented 85.9% and 86.1%, respectively, of our total revenue. In the nine months ended December 31, 2022 and 2023, subscription revenue represented 87.1% and 86.8%, respectively, of our total revenue.

Subscribers
Subscribers represent the total number of discrete services we provide to customers at the end of the period.

	As of December 31,
	2022	2023
Subscribers	959,212	1,142,135

During the third quarter of fiscal year 2024, our subscriber base increased by a net 52,400 subscribers, compared to the net growth of 44,600 subscribers during the third quarter of fiscal year 2023. The growth during the third quarter of fiscal year 2024 was mainly due to asset tracking and light fleet subscribers in the Africa segment.

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
The CODM has been identified as the Chief Executive Officer who makes strategic decisions. The performance of the reportable segments has been measured and evaluated by the CODM using Segment Adjusted EBITDA, which is a measure that uses income before income tax expense excluding the contingent consideration remeasurement, non-recurring transitional service agreement costs, strategic costs, acquisition-related costs, interest expense, interest income, net foreign exchange losses/gains, net loss/profit on sale of property, plant and equipment, restructuring costs, stock-based compensation costs, depreciation, amortization, onerous contract costs, operating lease costs and corporate and consolidation entries. Product development costs are capitalized and amortized, and this amortization is excluded from Segment Adjusted EBITDA.

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

Taxes
During the three months ended December 31, 2022 and 2023, our effective tax rates were 7.4% and 34.3%, and during the nine months ended December 31, 2022 and 2023, our effective tax rates were 74.3% and 59.6%, respectively, compared to a South African statutory rate of 27% (2023: 28%). Taxation mainly consists of normal statutory income tax paid or payable and deferred tax on any temporary differences.
Our effective tax rate may vary primarily according to the mix of profits made in various jurisdictions and the impact of certain non-deductible/non-taxable foreign exchange movements, net of tax. Refer to the Non-GAAP Financial Information section for the reconciliation of adjusted effective tax rate. As a result, significant variances in future periods may occur.

Results of Operations
The following table sets forth certain consolidated statements of income data:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2023	2022	2023
	(In thousands)
Total revenue	$37,807	$39,085	$108,128	$113,198
Total cost of revenue	13,459	15,587	39,945	43,311
Gross profit	24,348	23,498	68,183	69,887
Sales and marketing	4,589	3,537	12,974	10,512
Administration and other	15,728	17,507	47,275	50,052
Income from operations	4,031	2,454	7,934	9,323
Other (expense)/income	(748)	66	859	(234)
Interest income	106	307	994	774
Interest expense	378	604	1,002	1,645
Income tax expense	223	762	6,525	4,900
Net income	2,788	1,461	2,260	3,318
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income attributable to MiX Telematics Limited	$2,788	$1,461	$2,260	$3,318

The following table sets forth, as a percentage of revenue, consolidated statements of income data:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2023	2022	2023
	(Percentage)
Total revenue	100.0%	100.0%	100.0%	100.0%
Total cost of revenue	35.6	39.9	36.9	38.3
Gross profit	64.4	60.1	63.1	61.7
Sales and marketing	12.1	9.0	12.0	9.3
Administration and other	41.6	44.8	43.7	44.2
Income from operations	10.7	6.3	7.3	8.2
Other (expense)/income	(2.0)	0.2	0.8	(0.2)
Interest income	0.3	0.8	0.9	0.7
Interest expense	1.0	1.5	0.9	1.5
Income tax expense	0.6	1.9	6.0	4.3
Net income	7.4	3.7	2.1	2.9
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income attributable to MiX Telematics Limited	7.4	3.7	2.1	2.9

Results of Operations for the Three Months Ended December 31, 2022 and 2023

Revenue

	Three Months Ended December 31,
	2022	2023	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$32,469	$33,655	3.7%	6.4%
Hardware and other revenue	5,338	5,430	1.7%	2.1%
	$37,807	$39,085	3.4%	5.8%

Our total revenue increased by $1.3 million, or 3.4%, from the third quarter of fiscal year 2023. The principal factors affecting our revenue growth included:
•Subscription revenue increased by 3.7% to $33.7 million, compared to $32.5 million for the third quarter of fiscal year 2023. Subscription revenue represented 86.1% of total revenue during the third quarter of fiscal year 2024. Subscription revenue increased by 6.4% on a constant currency basis, year over year. During the third quarter of fiscal year 2024, our subscriber base grew by a net 52,400 subscribers, or 4.8%, to over 1,142,000 subscribers at December 31, 2023, compared to the net growth of 44,600 subscribers during the third quarter of fiscal year 2023. The growth during the third quarter of fiscal year 2024 was mainly due to the Africa segment.

The majority of our total revenue and subscription revenue are derived from currencies other than the U.S. Dollar. Accordingly, the strengthening of the U.S. Dollar against these currencies (in particular against the South African Rand), has negatively impacted our revenue and subscription revenue reported in U.S. Dollars. Compared to the third quarter of fiscal year 2023, the South African Rand weakened by 6% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R18.74 in the third quarter of fiscal year 2024 compared to an average of R17.64 during the third quarter of fiscal year 2023. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the third quarter of fiscal year 2024 led to a 2.7% decrease in reported U.S. Dollar subscription revenue.

•Hardware and other revenue was $5.4 million, an increase of 1.7%, compared to $5.3 million for the third quarter of fiscal year 2023. Hardware and other revenue increased by 2.1% on a constant currency basis, year over year.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the third quarter of fiscal year 2024 led to a 2.4% decrease in reported U.S. Dollar total revenue.

A breakdown of third-party revenue by segment is shown in the table below:

	Three Months Ended December 31,
	2022	2023	2022	2023	2022	2023
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$19,489	$20,920	$18,029	$19,408	$1,460	$1,512
Americas	6,150	5,623	5,842	5,062	308	561
Europe	3,799	3,382	3,051	3,014	748	368
Middle East and Australasia	6,395	6,679	4,013	4,361	2,382	2,318
Brazil	1,956	2,476	1,516	1,805	440	671
CSO	18	5	18	5	—	—
Total	$37,807	$39,085	$32,469	$33,655	$5,338	$5,430

In the Africa segment, subscription revenue increased by $1.4 million, or 7.6%. On a constant currency basis, the increase in subscription revenue was 13.7%, as a result of a 25.9% increase in subscribers since January 1, 2023. Hardware and other revenue increased by 3.6%. Total revenue increased by $1.4 million, or 7.3%. Total revenue increased by 13.3% on a constant currency basis.
In the Americas segment, subscription revenue decreased by $0.8 million, or 13.4%, as a result of a 14.4% decrease in subscribers since January 1, 2023. Hardware and other revenue increased by $0.3 million or 82.1%. Total revenue decreased by $0.5 million, or 8.6%.

In the Europe segment, subscription revenue decreased by 1.2%. On a constant currency basis, subscription revenue decreased by 5.3%. Subscribers decreased by 5.7% since January 1, 2023. Hardware and other revenue decreased by $0.4 million or 50.8%. Total revenue decreased by $0.4 million, or 11.0%. Total revenue decreased by 14.7% on a constant currency basis.
In the Middle East and Australasia segment, subscription revenue increased by $0.3 million, or 8.7%. On a constant currency basis, subscription revenue increased by 9.1%, as a result of an 11.2% increase in subscribers since January 1, 2023. Hardware and other revenue decreased by $0.1 million, or 2.7%. Total revenue increased by $0.3 million, or 4.4%. Total revenue in constant currency increased by 5.4%.
In the Brazil segment, subscription revenue increased by $0.3 million, or 19.1%. On a constant currency basis, subscription revenue increased by 12.4%. Subscribers increased by 18.2% since January 1, 2023. Hardware and other revenue increased by $0.2 million or 52.5%. Total revenue increased by $0.5 million, or 26.6%. On a constant currency basis, total revenue increased by 19.6%.
Cost of Revenue and Gross Margin

	Three Months Ended December 31,
	2022	2023
	(In thousands, except for percentages)
Cost of revenue - subscription	$9,864	$11,942
Cost of revenue - hardware and other	3,595	3,645

Gross profit	$24,348	$23,498
Gross profit margin	64.4%	60.1%
Gross profit margin - subscription	69.6%	64.5%
Gross profit margin - hardware and other	32.7%	32.9%
Compared to an increase in total revenue of $1.3 million, or 3.4%, cost of revenue increased by $2.1 million, or 15.8%, from the third quarter of fiscal year 2023. This resulted in a lower gross profit margin of 60.1% in the third quarter of fiscal year 2024 compared to 64.4% in the third quarter of fiscal year 2023.

Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 86.1% of total revenue in the third quarter of fiscal year 2024 compared to 85.9% in the third quarter of fiscal year 2023. The subscription revenue margin during the third quarter of fiscal year 2024 was 64.5%, compared to 69.6% for the third quarter of fiscal year 2023 and declined primarily due to higher in-vehicle device depreciation charged to the Condensed Consolidated Statements of Income in the current quarter.

During the third quarter of fiscal year 2024, hardware and other margins were higher than in the third quarter of fiscal year 2023, mainly due to the geographical sales mix and the distribution channels.

Sales and Marketing

	Three Months Ended December 31,
	2022	2023
	(In thousands, except for percentages)
Sales and marketing	$4,589	$3,537
As a percentage of revenue	12.1%	9.0%
Sales and marketing costs decreased by $1.1 million, or 22.9%, from the third quarter of fiscal year 2023 to the third quarter of fiscal year 2024 against a 3.4% increase in total revenue. The decrease in the third quarter of fiscal year 2024 was primarily as a result of decreases of $0.7 million in advertising costs and $0.4 million in employee costs.
In the third quarter of fiscal year 2024, sales and marketing costs represented 9.0% of revenue compared to 12.1% of revenue in the third quarter of fiscal year 2023.
Administration and Other Expenses

	Three Months Ended December 31,
	2022	2023
	(In thousands, except for percentages)
Administration and other	$15,728	$17,507
As a percentage of revenue	41.6%	44.8%

Administration and other expenses increased by $1.8 million, or 11.3%, from the third quarter of fiscal year 2023 to the third quarter of fiscal year 2024.
Administration and other expenses in the third quarter of fiscal year 2024 increased due to $1.2 million in strategic costs related to the Powerfleet Transaction discussed in the Recent Developments section above, $0.3 million in information and technology costs, $0.2 million in travel costs and other increases of $0.1 million, none of which were individually significant.
Taxation

	Three Months Ended December 31,
	2022	2023
	(In thousands, except for percentages)
Income tax expense	$223	$762
Effective tax rate	7.4%	34.3%
Taxation expense increased by $0.5 million. During the third quarter of fiscal year 2024, net income included a net foreign exchange loss of $0.5 million before tax and a $0.6 million credit from the income tax effect of net foreign exchange losses (which mainly includes a $0.6 million deferred tax credit on a U.S. Dollar intercompany loan between MiX Telematics and MiX Telematics Investments Proprietary Limited (“MiX Investments”), one of our wholly-owned subsidiaries, offset by a deferred tax credit on other foreign exchange losses which are not significant). During the third quarter of fiscal year 2023, net income included a net foreign exchange loss of $0.8 million before tax and a $1.3 million credit from the income tax effect of net foreign exchange losses (which includes a $1.1 million deferred tax credit on a U.S. Dollar intercompany loan between MiX Telematics and MiX Investments and a $0.2 million deferred tax credit on other foreign exchange losses).

Adjusted effective tax rate, a non-GAAP measure which excludes the impact of net foreign exchange losses and gains, restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and contingent consideration remeasurement, net of tax is the tax rate used in determining adjusted net income. Adjusted effective tax rate was 37.3% in the third quarter of fiscal year 2024 as compared to 39.2% in the third quarter of fiscal year 2023. Refer to the Non-GAAP Financial Information section for the reconciliation of adjusted effective tax rate.

Results of Operations for the Nine Months Ended December 31, 2022 and 2023

Revenue

	Nine Months Ended December 31,
	2022	2023	% Change	% Change at constant currency
	(In thousands, except for percentages)
Subscription revenue	$94,132	$98,303	4.4%	10.6%
Hardware and other revenue	13,996	14,895	6.4%	9.8%
	$108,128	$113,198	4.7%	10.5%

Our total revenue increased by $5.1 million, or 4.7%, from the first nine months of fiscal year 2023. The principal factors affecting our revenue increase included:
•Subscription revenue increased by 4.4% to $98.3 million, compared to $94.1 million for the first nine months of fiscal year 2023. Subscription revenue represented 86.8% of total revenue during the first nine months of fiscal year 2024. Subscription revenue increased by 10.6% on a constant currency basis, year over year. From March 31, 2023 to December 31, 2023, our subscriber base grew by a net 140,300 subscribers to over 1,142,000 subscribers at December 31, 2023, compared to the net growth of 144,000 subscribers during the first nine months fiscal year 2023, of which 35,800 subscribers were attributable to the FSM Acquisition. The growth during the first nine months of fiscal year 2024 was mainly due to asset tracking and light fleet subscribers in the Africa segment.

The majority of our revenue and subscription revenue are derived from currencies other than the U.S. Dollar. Accordingly, the strengthening of the U.S. Dollar against these currencies (in particular against the South African Rand) following continued currency volatility, has negatively impacted our revenue and subscription revenue reported in U.S. Dollars. Compared to the first nine months of fiscal year 2023, the South African Rand weakened by 11.6% against the U.S. Dollar. The Rand/U.S. Dollar exchange rate averaged R18.68 in the current nine-month period compared to an average of R16.73 during the first nine-months of fiscal year 2023. The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first nine-months of fiscal year 2024 led to an 6.2% decrease in reported U.S. Dollar subscription revenue.

•Hardware and other revenue increased by $0.9 million, or 6.4%, from the first half of fiscal year 2023. Hardware and other revenues increased by 9.8% on a constant currency basis, year over year.

The impact of translating foreign currencies to U.S. Dollars at the average exchange rates during the first half of fiscal year 2024 led to an 5.8% decrease in reported U.S. Dollar revenue.

A breakdown of third-party revenue by segment is shown in the table below:

	Nine Months Ended December 31,
	2022	2023	2022	2023	2022	2023
	(In thousands)
	Total Revenue		Subscription Revenue		Hardware and Other Revenue
Africa	$59,708	$60,603	$55,163	$56,606	$4,545	$3,997
Americas	15,006	15,789	13,535	14,503	1,471	1,286
Europe	10,962	10,561	9,215	9,184	1,747	1,377
Middle East and Australasia	17,251	19,198	12,095	12,757	5,156	6,441
Brazil	5,142	7,027	4,065	5,237	1,077	1,790
CSO	59	20	59	16	—	4
Total	$108,128	$113,198	$94,132	$98,303	$13,996	$14,895

In the Africa segment, subscription revenue increased by $1.4 million, or 2.6%. On a constant currency basis, the increase in subscription revenue was 13.7%, as a result of a 25.9% increase in subscribers since January 1, 2023. Hardware and other revenue decreased by $0.5 million, or 12.1%. Total revenue increased by $0.9 million or 1.5%. On a constant currency basis, the total revenue increase was 12.5%.
In the Americas segment, subscription revenue increased by $1.0 million, or 7.2%, despite a 14.4% decrease in subscribers since January 1, 2023. The FSM business acquired on September 2, 2022 reported subscription revenue of $5.8 million during the first nine months of fiscal year 2024 compared to $3.2 million in the first nine months of fiscal year 2023. Hardware and other revenue decreased by $0.2 million, or 12.6%. Total revenue increased by $0.8 million, or 5.2%.
In the Europe segment, subscription revenue decreased by 0.3%. On a constant currency basis, the decrease in subscription revenue was 3.9% as a result of a 5.7% decrease in subscribers since January 1, 2023. Total revenue decreased by $0.4 million or 3.7%. Hardware and other revenue decreased by $0.4 million or 21.2%. Total revenue decreased by 7.2% on a constant currency basis.
Subscription revenue in the Middle East and Australasia segment increased by $0.7 million or 5.5%. On a constant currency basis, the increase in subscription revenue was 7.9%, as a result of an 11.2% increase in subscribers since January 1, 2023. Hardware and other revenue increased by $1.3 million, or 24.9%. Total revenue increased by $1.9 million, or 11.3%. Total revenue in constant currency increased by 14.0%.
In the Brazil segment, subscription revenue increased by $1.2 million, or 28.8%. On a constant currency basis, subscription revenue increased by 23.6%. The increase was mainly due to an increase in subscribers of 18.2% since January 1, 2023. Hardware and other revenue increased by $0.7 million, or 66.2%. Total revenue increased by $1.9 million, or 36.7%. On a constant currency basis, total revenue increased by 31.1%.
Cost of Revenue

	Nine Months Ended December 31,
	2022	2023
	(In thousands, except for percentages)
Cost of revenue - subscription	$29,769	$33,373
Cost of revenue - hardware and other	10,176	9,938

Gross profit	$68,183	$69,887
Gross profit margin	63.1%	61.7%
Gross profit margin - subscription	68.4%	66.1%
Gross profit margin - hardware and other	27.3%	33.3%

Compared to an increase in total revenue of $5.1 million, or 4.7%, cost of revenue increased by $3.4 million, or 8.4%, from the first nine months of fiscal year 2023. This resulted in a lower gross profit margin of 61.7% in the first nine months of fiscal year 2024 compared to 63.1% in the first nine months of fiscal year 2023.
Subscription revenue, which generates a higher gross profit margin than hardware and other revenue, contributed 86.8% of total revenue in the first nine months of fiscal year 2024 compared to 87.1% in the first nine months of fiscal year 2023. The subscription revenue margin during the first nine months of fiscal year 2024 was 66.1%, compared to 68.4% for the first nine months of fiscal year 2023, and declined primarily due to higher in-vehicle device depreciation charged to the Condensed Consolidated Statements of Income in the first nine months of fiscal year 2024.
During the first nine months of fiscal year 2024, hardware and other margins were 33.3% compared to 27.3% in the first nine months of fiscal year 2023.

Sales and Marketing

	Nine Months Ended December 31,
	2022	2023
	(In thousands, except for percentages)
Sales and marketing	$12,974	$10,512
As a percentage of revenue	12.0%	9.3%

Sales and marketing costs decreased by $2.5 million, or 19.0%, from the first nine months of fiscal year 2023 to the first nine months of fiscal year 2024 against a $5.1 million, or 4.7%, increase in total revenue. The decrease in the first nine months of fiscal year 2024 was primarily as a result of decreases of $1.2 million in advertising costs, $1.0 million in employee costs and $0.3 million in travel costs.
In the first nine months of fiscal year 2024, sales and marketing costs represented 9.3% of revenue compared to 12.0% of revenue in the first nine months of fiscal year 2023.
Administration and Other Expenses

	Nine Months Ended December 31,
	2022	2023
	(In thousands, except for percentages)
Administration and other	$47,275	$50,052
As a percentage of revenue	43.7%	44.2%

Administration and other expenses increased by $2.8 million, or 5.9%, from the first nine months of fiscal year 2023 to the first nine months of fiscal year 2024.
The increase mainly relates to $2.0 million in strategic costs related to the Powerfleet Transaction, discussed in the Recent Developments section above, $0.6 million in information and technology costs and increases of $0.2 million in travel costs.

Taxation

	Nine Months Ended December 31,
	2022	2023
	(In thousands, except for percentages)
Income tax expense	$6,525	$4,900
Effective tax rate	74.3%	59.6%

Taxation expense decreased by $1.6 million. In the first nine months of fiscal year 2024, the net income included a foreign exchange loss of $1.3 million before tax and a $0.1 million credit from the income tax effect of net foreign exchange losses (which includes a $0.3 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics and MiX Investments, as well as a $0.4 million deferred tax credit on other foreign exchange losses). During the first nine months of fiscal year 2023, net income included a net foreign exchange gain of $0.7 million before tax and a $2.8 million charge from the income tax effect of net foreign exchange gains (which includes a $2.6 million deferred tax charge on a U.S. Dollar intercompany loan between MiX Telematics and MiX Investments, as well as a $0.2 million deferred tax charge on other foreign exchange gains).

Adjusted effective tax rate, a non-GAAP measure which excludes the impact of net foreign exchange losses and gains, restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and contingent consideration remeasurement, net of tax is the tax rate used in determining adjusted net income. Adjusted effective tax rate was 45.5% in the first nine months of fiscal year 2024 as compared to 44.1% in the first nine months of fiscal year 2023. Refer to the non-GAAP section below for the reconciliation of adjusted effective tax rate.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and adjusted EBITDA margin are two of the profit measures reviewed by the CODM. We define adjusted EBITDA as net income before income taxes, interest expense, interest income, net foreign exchange losses/gains, depreciation of property, plant and equipment including capitalized customer in-vehicle devices, amortization of intangible assets including capitalized internal-use software development costs and intangible assets identified as part of a business combination, stock-based compensation costs, net loss/profit on sale of property, plant and equipment, restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and the contingent consideration remeasurement. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue.
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

Reconciliation of Net Income to Adjusted EBITDA for the Period
	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2023	2022	2023
	(In thousands)
Net income	$2,788	$1,461	$2,260	$3,318
Plus: Income tax expense	223	762	6,525	4,900
Plus: Interest expense	378	604	1,002	1,645
Less: Interest income	(106)	(307)	(994)	(774)
Plus/(less): Net foreign exchange losses/(gains)	755	493	(743)	1,346
Plus: Depreciation (1)	2,419	3,636	7,216	9,404
Plus: Amortization (2)	1,593	1,618	3,992	4,620
Plus: Stock-based compensation costs	273	262	324	827
Plus/(less): Net loss/(profit) on sale of property, plant and equipment	1	(45)	(32)	(49)
Plus: Restructuring costs	84	—	84	30
Plus: Acquisition-related costs	—	—	784	—
Plus: Strategic costs (3)	—	1,200	—	1,996
Plus: Non-recurring transitional service agreement costs (4)	—	361	—	482
Less: Contingent consideration remeasurement	—	(511)	—	(1,049)
Adjusted EBITDA	$8,408	$9,534	$20,418	$26,696
Adjusted EBITDA margin	22.2%	24.4%	18.9%	23.6%
(1) Includes depreciation of owned assets (including in-vehicle devices).
(2) Includes amortization of intangible assets (including capitalized internal-use software development costs and intangible assets identified as part of a business combination).
(3) Strategic costs relate to costs incurred in relation to the Powerfleet Transaction discussed in the “Recent Developments” section above.
(4) Certain non-recurring costs related to the extension of the transitional service agreement in respect of the FSM Acquisition were incurred on a temporary basis from September 2023 to December 2023 and have been excluded from Adjusted EBITDA.

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
Adjusted Net Income
Adjusted net income is defined as net income excluding net foreign exchange losses/gains, restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and contingent consideration remeasurement, net of tax.

We have included adjusted net income in this quarterly report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange losses/gains, restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and contingent consideration remeasurement, net of tax and associated tax consequences, from earnings. Accordingly, we believe that adjusted net income provides useful information to investors and others in understanding and evaluating our operating results.

Reconciliation of net income to adjusted net income
	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2023	2022	2023
	(In thousands)
Net income	$2,788	$1,461	$2,260	$3,318
Net foreign exchange losses/(gains)	755	493	(743)	1,346
Income tax effect of net foreign exchange (losses)/gains	(1,267)	(644)	2,792	(110)
Restructuring costs	84	—	84	30
Income tax effect of restructuring costs	(18)	—	(18)	(7)
Acquisition-related costs	—	—	784	—
Income tax effect of acquisition-related costs	—	—	(182)	—
Strategic costs (1)	—	1,200	—	1,996
Non-recurring transitional service agreement costs (2)	—	361	—	482
Contingent consideration remeasurement	—	(511)	—	(1,049)
Adjusted net income	$2,342	$2,360	$4,977	$6,006

(1) Strategic costs relate to costs incurred in relation to the Powerfleet Transaction discussed in the “Recent Developments” section above.
(2) Certain non-recurring costs related to the extension of the transitional service agreement in respect of the FSM Acquisition were incurred on a temporary basis from September 2023 to December 2023 and have been excluded from Adjusted net income.
Basic and Diluted Adjusted Net Income Per Share
Basic and diluted adjusted net income per share is defined as adjusted net income divided by the weighted average number of ordinary shares in issue during the period.
We have included adjusted net income per share in this quarterly report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange losses/gains, restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and contingent consideration remeasurement, net of tax and associated tax consequences, from earnings. Accordingly, we believe that adjusted net income per share provides useful information to investors and others in understanding and evaluating our operating results.

Reconciliation of net income to basic and diluted adjusted net income per ordinary share
	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2023	2022	2023
	(In thousands)
Net income	$2,788	$1,461	$2,260	$3,318
Net foreign exchange losses/(gains)	755	493	(743)	1,346
Income tax effect of net foreign exchange (losses)/gains	(1,267)	(644)	2,792	(110)
Restructuring costs	84	—	84	30
Income tax effect of restructuring costs	(18)	—	(18)	(7)
Acquisition-related costs	—	—	784	—
Income tax effect of acquisition-related costs	—	—	(182)	—
Strategic costs (1)	—	1,200	—	1,996
Non-recurring transitional service agreement costs (2)	—	361	—	482
Contingent consideration remeasurement	—	(511)	—	(1,049)
Adjusted net income	$2,342	$2,360	$4,977	$6,006

Weighted average number of ordinary shares in issue
Basic (’000)	552,865	554,021	552,148	554,086
Adjusted for:
– potentially dilutive effect of stock appreciation rights (3)	2,249	—	2,873	—
– potentially dilutive effect of restricted share units (3)	697	—	1,026	208
Diluted (’000)	555,811	554,021	556,047	554,294

Net income per ordinary share – basic	$0.005	$0.003	$0.004	$0.006
Effect of net foreign exchange (losses)/gains to net income	0.001	#	(0.001)	0.002
Income tax effect of net foreign exchange (losses)/gains	(0.002)	(0.001)	0.005	#
Restructuring costs	#	—	#	#
Income tax effect of restructuring costs	#	—	#	#
Acquisition-related costs	—	—	0.001	—
Income tax effect of acquisition-related costs	—	—	#	—
Strategic costs (1)	—	0.002	—	0.004
Non-recurring transitional service agreement costs (2)	—	0.001	—	0.001
Contingent consideration remeasurement	—	(0.001)	—	(0.002)
Adjusted net income per ordinary share – basic	$0.004	$0.004	$0.009	$0.011

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2023	2022	2023
	(In thousands)
Net income per ordinary share – diluted	$0.005	$0.003	$0.004	$0.006
Effect of net foreign exchange losses/(gains) to net income	0.001	#	(0.001)	0.002
Income tax effect of net foreign exchange (losses)/gains	(0.002)	(0.001)	0.005	#
Restructuring costs	#	—	#	#
Income tax effect of restructuring costs	#	—	#	#
Acquisition-related costs	—	—	0.001	—
Income tax effect of acquisition-related costs	—	—	#	—
Strategic costs (1)	—	0.002	—	0.004
Non-recurring transitional service agreement costs (2)	—	0.001	—	0.001
Contingent consideration remeasurement	—	(0.001)	—	(0.002)
Adjusted net income per ordinary share – diluted	$0.004	$0.004	$0.009	$0.011
# Amount less than $0.001

Weighted average number of American depository shares (ADS) in issue
Basic (’000)	22,115	22,161	22,086	22,163
Adjusted for:
– potentially dilutive effect of stock appreciation rights (3)	90	—	115	—
– potentially dilutive effect of restricted share units (3)	27	—	41	9
Diluted (’000)	22,232	22,161	22,242	22,172

Net income per ADS – basic	$0.13	$0.07	$0.10	$0.15
Effect of net foreign exchange losses/(gains) to net income	0.04	0.02	(0.03)	0.06
Income tax effect of net foreign exchange (losses)/gains	(0.06)	(0.02)	0.13	*
Restructuring costs	*	—	*	*
Income tax effect of restructuring costs	*	—	*	*
Acquisition-related costs	—	—	0.04	—
Income tax effect of acquisition-related costs	—	—	(0.01)	—
Strategic costs (1)	—	0.05	—	0.09
Non-recurring transitional service agreement costs (2)	—	0.02	—	0.02
Contingent consideration remeasurement	—	(0.03)	—	(0.05)
Adjusted net income per ADS – basic	$0.11	$0.11	$0.23	$0.27

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2023	2022	2023
	(In thousands)
Net income per ADS – diluted	$0.13	$0.07	$0.10	$0.15
Effect of net foreign exchange losses/(gains) to net income	0.03	0.02	(0.03)	0.06
Income tax effect of net foreign exchange (losses)/gains	(0.06)	(0.02)	0.12	*
Restructuring costs	*	—	*	*
Income tax effect of restructuring costs	*	—	*	*
Acquisition-related costs	—	—	0.04	—
Income tax effect of acquisition-related costs	—	—	(0.01)	—
Strategic costs (1)	—	0.05	—	0.09
Non-recurring transitional service agreement costs (2)	—	0.02	—	0.02
Contingent consideration remeasurement	—	(0.03)	—	(0.05)
Adjusted net income per ADS – diluted	$0.10	$0.11	$0.22	$0.27

*Amount less than $0.01

(1) Strategic costs relate to costs incurred in relation to the Powerfleet Transaction discussed in the “Recent Developments” section above.
(2) Certain non-recurring costs related to the extension of the transitional service agreement in respect of the FSM Acquisition were incurred on a temporary basis from September 2023 to December 2023 and have been excluded from Adjusted net income.
Adjusted Effective Tax Rate
The adjusted effective tax rate is defined as income tax expense excluding the income tax effect of net foreign exchange losses/gains, restructuring costs and acquisition-related costs divided by income before income tax expense excluding net foreign exchange losses/gains, restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and contingent consideration remeasurement.

We have included adjusted effective tax rate in this quarterly report because it provides a useful measure for period-to-period comparisons of our core business by excluding net foreign exchange losses/gains, restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and contingent consideration remeasurement, and associated tax consequences, from our effective tax rate.

Reconciliation of effective tax rate to adjusted effective tax rate
	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2023	2022	2023
	(In thousands)
Income before income tax expense	$3,011	$2,223	$8,785	$8,218
Net foreign exchange losses/(gains)	755	493	(743)	1,346
Restructuring costs	84	—	84	30
Acquisition-related costs	—	—	784	—
Strategic costs (1)	—	1,200	—	1,996
Non-recurring transitional service agreement costs (2)	—	361	—	482
Contingent consideration remeasurement	—	(511)	—	(1,049)
Income before income tax expense excluding net foreign exchange losses/(gains), restructuring costs, acquisition-related costs, strategic costs, non-recurring transitional service agreement costs and contingent consideration remeasurement	$3,850	$3,766	$8,910	$11,023

Income tax expense	$(223)	$(762)	$(6,525)	$(4,900)
Income tax effect of net foreign exchange (losses)/gains	(1,267)	(644)	2,792	(110)
Income tax effect of restructuring costs	(18)	—	(18)	(7)
Income tax effect of acquisition-related costs	—	—	(182)	—
Income tax expense excluding income tax effect of net foreign exchange (losses)/gains, restructuring costs and acquisition-related costs	$(1,508)	$(1,406)	$(3,933)	$(5,017)

Effective tax rate	7.4%	34.3%	74.3%	59.6%

Adjusted effective tax rate	39.2%	37.3%	44.1%	45.5%

(1) Strategic costs relate to costs incurred in relation to the Powerfleet Transaction discussed in the “Recent Developments” section above.
(2) Certain non-recurring costs related to the extension of the transitional service agreement in respect of the FSM Acquisition were incurred on a temporary basis from September 2023 to December 2023 and have been excluded from Adjusted net income.

Free Cash Flow

Free cash flow is determined as net cash provided by operating activities, excluding strategic costs, less capital expenditure for investing activities. We believe that free cash flow provides useful information to investors and others in understanding and evaluating our cash flows as it provides detail of the amount of cash we generate or utilize after accounting for all capital expenditures including investments in in-vehicle devices as well as strategic costs.

The following table (in thousands) reconciles net cash provided by operating activities to free cash flow for the periods shown:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2023	2022	2023
	(In thousands)
Net cash provided by operating activities	$11,213	$79	$12,795	$13,517
Plus: Strategic costs paid (1)	—	1,644	—	1,708
Net cash provided by operating activities excluding strategic costs paid	11,213	1,723	12,795	15,225
Less: Capital expenditure payments	(5,335)	(5,727)	(19,395)	(17,095)
Free cash flow	$5,878	$(4,004)	$(6,600)	$(1,870)

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
The following tables provide the constant currency reconciliation to the most directly comparable GAAP measure for the periods shown:
Subscription Revenue

	Three Months Ended December 31,			Nine Months Ended December 31,
	2022	2023	% Change	2022	2023	% Change
	(In thousands, except for percentages)
Subscription revenue as reported	$32,469	$33,655	3.7%	$94,132	$98,303	4.4%
Conversion impact of U.S. Dollar/other currencies	—	892	2.7%	—	5,807	6.2%
Subscription revenue on a constant currency basis	$32,469	$34,547	6.4%	$94,132	$104,110	10.6%

Hardware and Other Revenue

	Three Months Ended December 31,			Nine Months Ended December 31,
	2022	2023	% Change	2022	2023	% Change
	(In thousands, except for percentages)
Hardware and other revenue as reported	$5,338	$5,430	1.7%	$13,996	$14,895	6.4%
Conversion impact of U.S. Dollar/other currencies	—	22	0.4%	—	476	3.4%
Hardware and other revenue on a constant currency basis	$5,338	$5,452	2.1%	$13,996	$15,371	9.8%

Total Revenue

	Three Months Ended December 31,			Nine Months Ended December 31,
	2022	2023	% Change	2022	2023	% Change
	(In thousands, except for percentages)
Total revenue as reported	$37,807	$39,085	3.4%	$108,128	$113,198	4.7%
Conversion impact of U.S. Dollar/other currencies	—	914	2.4%	—	6,283	5.8%
Total revenue on a constant currency basis	$37,807	$39,999	5.8%	$108,128	$119,481	10.5%

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. Management believes that there have not been any significant changes in our critical accounting policies and estimates during the third quarter of fiscal year 2024 as compared to the items that we disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2023, which we filed with the SEC on June 22, 2023.

Liquidity and Capital Resources
We believe that our cash and borrowings available under our credit facilities will be sufficient to meet our liquidity requirements for the foreseeable future. Liquidity risk is reduced as a result of stable income due to the recurring nature of our income, available cash resources, as well as unutilized facilities which are available.
The following tables provide a summary of our cash flows for each of the nine months ended December 31, 2022 and 2023:

	Nine Months Ended December 31,
	2022	2023
	(In thousands)
Net cash provided by operating activities	$12,795	$13,517
Net cash used in investing activities	(23,063)	(18,444)
Net cash from financing activities	3,500	1,398
Net decrease in cash and cash equivalents, and restricted cash	(6,768)	(3,529)
Cash and cash equivalents, and restricted cash at beginning of the period	34,719	30,657
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(2,142)	(846)
Cash and cash equivalents, and restricted cash at the end of the period	$25,809	$26,282
We fund our operations, capital expenditure and acquisitions through cash generated from operating activities, cash on hand and our undrawn borrowing facilities.

It is currently our policy to pay regular dividends, and we consider such dividend payments on a quarter-by-quarter basis.
On May 23, 2017, the MiX Telematics Board approved a share repurchase program of up to R270 million (equivalent of $14.8 million as of December 31, 2023) under which we may repurchase our ordinary shares, including ADSs. On December 3, 2021, the Board approved an increase to the share repurchase program under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the program as at December 2, 2021, the Company could repurchase additional shares with a cumulative value of R160 million ($10.0 million). The total value of the whole share repurchase program post the December 3, 2021 increase is R396.5 million ($24.9 million). Additional shares to the value of R98.5 million (equivalent of $5.4 million as of December 31, 2023) may still be repurchased.
No shares were repurchased during the three months ended December 31, 2023. During the three months ended June 30, 2023, shares with a value of R10.2 million (equivalent of $0.6 million as of December 31, 2023) were repurchased under the share repurchase program.

As a result of signing the Implementation Agreement with Powerfleet, we have discontinued repurchases under the share repurchase program.

Operating Activities
Net cash provided by operating activities during the nine months ended December 31, 2022 primarily consisted of our cash generated from operations of $13.6 million, offset by taxes paid of $0.7 million and net interest paid of $0.01 million.

Net cash provided by operating activities during the nine months ended December 31, 2023 primarily consisted of our cash generated from operations of $15.7 million, offset by taxes paid of $1.6 million and net interest paid of $0.6 million.

Net cash provided by operating activities increased from $12.8 million generated during the nine months ended December 31, 2022 to $13.5 million generated during the nine months ended December 31, 2023. Net cash provided by operating activities during the nine months ended December 31, 2023 includes $1.7 million of strategic costs paid related to the Powerfleet Transaction discussed in the “Recent Developments” section above. The increase in cash provided by operating activities is primarily attributable to an increase in cash generated from operations of $2.1 million, offset by increased net interest paid of $0.6 million and increased taxes paid of $0.8 million. The higher cash generated from operations is primarily as a result of an increase in depreciation of $2.2 million, non-cash foreign exchange losses of $2.1 million and net income of $1.1 million, offset by a deterioration in working capital management of $3.3 million (specifically an increase in accounts receivables of $2.8 million, an increase in capitalized commissions of $1.8 million, adverse changes in foreign currency translation adjustments of $0.8 million, a decrease in accrued expenses and other liabilities of $0.6 million, an increase in prepaid expenses and other current assets of $0.4 million, partially offset by an increase in accounts payables of $1.6 million and a decrease in inventories of $1.5 million).
Investing Activities
Net cash used in investing activities in the nine months ended December 31, 2022 was $23.1 million. Net cash used in investing activities during the nine months ended December 31, 2022 primarily consisted of capital expenditures of $19.4 million, cash paid for business combination of $3.7 million, offset by proceeds from the sale of property, plant and equipment of $0.1 million. Capital expenditures during the nine months ended December 31, 2022 included purchases of intangible assets of $4.1 million and cash paid to purchase property and equipment of $15.3 million, which included in-vehicle devices of $14.5 million.

Net cash used in investing activities in the nine months ended December 31, 2023 decreased to $18.4 million from $23.1 million in the nine months ended December 31, 2022. Net cash used in investing activities during the nine months ended December 31, 2023 primarily consisted of capital expenditures of $17.1 million, deferred consideration paid of $1.4 million, offset by $0.1 million in proceeds from the sale of property, plant and equipment. Capital expenditures during the nine months ended December 31, 2023 included purchases of intangible assets of $4.3 million and cash paid to purchase property and equipment of $12.8 million, which included in-vehicle devices of $12.1 million.
Financing Activities
In the nine months ended December 31, 2022, the cash from financing activities of $3.5 million included $7.6 million from facilities utilized for working capital purposes in the Africa segment, offset by dividends paid of $4.0 million and shares repurchased of $0.1 million.
In the nine months ended December 31, 2023, the cash from financing activities of $1.4 million includes $5.9 million from facilities utilized, offset by dividends paid of $4.0 million and shares repurchased of $0.5 million.
Credit Facilities
As of December 31, 2023, our principal sources of liquidity were net cash balances of $4.3 million (consisting of cash and cash equivalents of $25.4 million less short-term debt of $21.1 million (bank overdraft of $20.5 million and book overdraft of $0.6 million)) and an unutilized borrowing capacity of $13.0 million available through our credit facilities. As of December 31, 2023, our principal sources of credit are our facilities with Standard Bank, Nedbank and Investec Bank Limited (“Investec”).
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
The loans under the Committed Facility bear interest at South African prime interest rate less 1.5% per annum and the loans under the Uncommitted Facility bear interest at overnight or daily negotiable rates, in each case which such interest shall accrue on all amounts outstanding under the Committed Facility or the Uncommitted Facility, as the case may be, payable monthly in arrears on the first business day of each month, or as otherwise specified in the Credit Agreement. Investec shall advise us of any changes to the applicable interest rate. As of December 31, 2023, $18.5 million of the facility was utilized. We will use this facility for working capital purposes.

Up until November 14, 2022, we had the following facilities under the facility letter with Standard Bank, an overdraft facility of R64.0 million (the equivalent of $3.5 million as of December 31, 2023), a working capital facility of R25.0 million (the equivalent of $1.4 million as of December 31, 2023) and a vehicle and asset finance facility of R8.5 million (the equivalent of $0.5 million as of December 31, 2023) that bore interest at South African Prime less 1.2% except for the working capital facility that bore interest at South African Prime less 0.25%.
On November 15, 2022, we concluded a second amendment to the credit agreement with Standard Bank, which entitles us to utilize a maximum amount of R70.0 million (the equivalent of $3.8 million as of December 31, 2023), in the form of a customer foreign currency account overdraft facility (the “CFC Overdraft Facility”). All other facilities under the facility letter with Standard Bank were replaced by the CFC Overdraft Facility. The CFC Overdraft Facility has no fixed renewal date and is repayable on demand. The CFC Overdraft Facility bears interest at the South African Prime interest rate less 1.2% per annum. We use this facility as part of our foreign currency hedging strategy. We draw down on this facility in the applicable foreign currency in order to fix the exchange rate on the existing balance sheet foreign currency exposure that we anticipate settling in that foreign currency. As of December 31, 2023, $2.0 million of the CFC Overdraft Facility was utilized.
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
On December 19, 2023, Powerfleet and the Company entered into a commitment letter with Rand Merchant Bank, a division of FirstRand Bank Limited (“RMB”), pursuant to which RMB has committed to provide two senior secured term loan facilities to Powerfleet and Powerfleet Sub in an aggregate principal amount of up to $85 million (comprised of two facilities in the aggregate principal amount of up to the ZAR equivalent of $50 million and $35 million, respectively (the “Term A facility” and “Term B facility,” respectively, and, collectively, the “term facilities”)) and a general banking facility to Powerfleet Sub in an aggregate principal amount of up to R350 million (the “general facility” and, together with the term facilities, the “credit facilities”). The term facilities will be available to Powerfleet for the purpose of redeeming the Series A preferred stock in full in cash, and the general facility will be available to fund the ongoing activity and capital expenditures of Powerfleet Sub. The credit facilities are subject to customary closing conditions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, we concluded that our disclosure controls and procedures were effective as of December 31, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a - 15(f) and 15d - 15(f) promulgated under the Exchange Act, during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to numerous risks, a number of which are described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2023. As of December 31, 2023, there have been no material changes in the risk factors previously disclosed.

We are also subject to certain risks in connection with the Powerfleet Transaction. For more information about the risks in connection with the Powerfleet Transaction, see the “Risk Factors” section of the joint proxy statement included in the Registration Statement on Form S-4 filed with, and declared effective by, the SEC on January 24, 2024.

These risks should be carefully considered together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2023 and “Risk Factors” in the joint proxy statement are not the only risks we face. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers

On May 23, 2017, the MiX Telematics Board approved a share repurchase program of up to R270 million (equivalent of $14.8 million as of December 31, 2023) under which we may repurchase our ordinary shares, including ADSs. On December 3, 2021, the Board approved an increase to the share repurchase program under which the Company may repurchase ordinary shares, including ADSs. Post this increase, and after giving effect to shares already purchased under the program as at December 2, 2021, the Company could repurchase additional shares with a cumulative value of R160 million ($10.0 million). The total value of the whole share repurchase program post the December 3, 2021 increase is R396.5 million ($24.9 million). Additional shares to the value of R98.5 million (equivalent of $5.4 million as of December 31, 2023) may still be repurchased.
Fiscal 2024 purchases
During the third quarter of fiscal 2024, there were no share repurchases.

As a result of signing the Implementation Agreement with Powerfleet, we have discontinued repurchases under the share repurchase program.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions or Modifications

During the nine months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
2.1
Implementation Agreement, dated October 10, 2023, by and among PowerFleet, Inc., Main Street 2000 Proprietary Limited and MiX Telematics Limited (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2023).

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

Date: February 9, 2024